Form 10QSB
period 2004-09-30
Edward II Inc
filed 2004-10-27
CIK 1289047

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2004:

                  430,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

             This document consists of 13 pages, excluding exhibits.
                        The Exhibit Index is on page 12.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountants Review Report................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3.   Controls and Procedures..............................  14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................  15

Item 2.   Changes in Securities and Use of Proceeds............  15

Item 3.   Defaults upon Senior Securities......................  15

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  15

Item 5.   Other Information....................................  15

Item 6.   Exhibits and Reports on Form 8-K.....................  15

Signatures.....................................................  16

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended September 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended September 30, 2004, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                     3340 Wynn Road, Suite B
                                                         Las Vegas, NV 89102
                                                                702.257.1984
                                                            702.362.0540 fax





                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

October 24, 2004

Board of Directors
Edward II, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Edward II, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2004 and the related statements of operations for the three and months ended September 30, 2004 and for the period March 30, 2004 (Inception) to September 30, 2004, and statements of cash flows for the period March 30, 2004 (Inception) to September 30, 2004. These financial statements are the responsibility of the Company's management.

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


Beckstead and Watts, LLP

                                Edward II, Inc.
                         (a Development Stage Company)
                                Balance Sheet
                                  (unaudited)

Balance Sheet

                                               (unaudited)
                                                 Sept. 30,
                                                   2004
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

                                  Edward II, Inc.
                           (a Development Stage Company)
                              Statement of Operations
                                    (unaudited)


Statement of Operations

                                          For Three Months   March 30, 2004
                                               ended         (Inception) to
                                           Sept. 30, 2004    Sept. 30, 2004
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

                                  Edward II, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows
                                    (unaudited)

Statement of Cash Flows

                                                              Mar. 30, 2004
                                                             (Inception) to
                                                             Sept. 30, 2004
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2004, the Company has recognized minimal revenue to date and has accumulated operating losses of approximately $430 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
-------------------------

As a developmental stage Company, the Company had no revenues for the nine months ending September 30, 2004. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During nine months ending September 30, 2004 the Company experienced net losses $(430). These expenses, organizational costs and classified as general and administrative costs. Since the Company's inception on March 30, 2004 through September 30, 2004 it has lost $(430). The Company does not have any material commitments for capital expenditures.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2004, no matters were submitted to the Company's security holders.


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

During the quarter ended September 30, 2004, no Current Reports were filed on Form 8-K.

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


                                          EDWARD II, INC.
                                       ---------------------
                                            Registrant


Date: October 25, 2004                      By: /s/ Edward Zimmerman, Jr.
                                            -------------------------------
                                                    Edward Zimmerman, Jr.
                                                    Chief Executive Officer
                                                    Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/  Edward Zimmerman, Jr.                    October 25, 2004
------------------------------
         Edward Zimmerman, Jr.
         Chief Executive Officer