Form 10-K
period 2004-12-31
ENERGENX, INC.
filed 2005-04-15
CIK 1289047

#

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

ENERGENX, INC.

Commission file number:  000-50739

State or other jurisdiction of incorporation or organization:  NEVADA

I.R.S. Employer Identification Number:  20-1044677

6200 E. Commerce Loop

Post Falls, Idaho 83854

Telephone:  (208) 665-5553

COMMON STOCK $0.001 PAR VALUE

Securities registered under Section 12(b) of the Exchange Act

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer’s revenues for its most recent fiscal year.  $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold (on August 8, 2004 at $0.20833 per share), as of March 15, 2005 was $2,474,308.*

The number of shares of Common Stock, par value $0.001, of the issuer outstanding as of March 15, 2005, was 26,697,270 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No  X

FORWARD LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology.

All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.

Business.

Business Development

On December 27, 2004 Energenx and Edward II, Inc. (“Edward II”), a Nevada corporation and a reporting company under Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) whereby Energenx acquired all of the outstanding shares of common stock of Edward II from its sole shareholder in exchange for payment of cash at a per share price equal to the par value of $0.001.  Energenx was the surviving corporation in the transaction and its officers and directors became those of the surviving corporation.  The sole director and officer of Edward II resigned on the effective date of the merger.  Edward II was a blank check company incorporated in March 2004, and had no business activities prior to the date of the Acquisition Agreement.  Edward II was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate.  Pursuant to Rule 12g-3 of the Exchange Act Energenx is the successor issuer to Edward II for reporting purposes under the Exchange Act.

Introduction, Business Strategy

Energenx, Inc. (“Energenx”), is a technology based company engaged in the discovery, research and development of novel electromagnetic motor/generator and battery charger systems.  Energenx, formerly Bedini Technology, Inc., was incorporated in Nevada on September 29, 1999.

Our proprietary technology is based on a hybrid electromagnetic motor/generator and on a two phase solid state battery charger that uses an innovative method for pulse charging batteries, both invented by John C. Bedini, a co-founder of Energenx, who is currently the Vice President for Research and Development of Energenx and a member of the board of directors.

The hybrid electromagnetic motor/generator is a low friction motor that utilizes a flywheel design configured with opposing magnets to charge dead batteries in a highly efficient manner, needing only a small trigger pulse of electricity from a primary battery or from the electrical power grid.  We have built and tested several hybrid motor/generator prototypes based on the hybrid electromagnetic motor/generator.  We intend to develop and test energy generation system prototypes that can be utilized to efficiently charge batteries for many home and industrial applications.

Our patented battery charger system is based on a solid state battery charger that uses a two phase method to charge batteries with pulsating current rather than with a constant charge current as is used with conventional battery chargers.  This technology can be used to increase and preserve for a longer period of time the energy stored in the charged battery as compared to constant current battery chargers.  We have utilized this solid state pulse battery charger technology in our lead product candidate, the Potential Battery Charger.

Energenx acquired the exclusive worldwide patent rights to the platform technology underlying the hybrid electromagnetic motor/generator from John Bedini pursuant to an Exclusive License Agreement and Right to Purchase Patents dated October 8, 1999.  Energenx also acquired worldwide patent rights to proprietary battery charging technology from John Bedini pursuant to a second Exclusive License Agreement and Right to Purchase Patents dated May 1, 2001.

Our business strategy is to segregate the market pertaining to various energy generation and battery charging products and technical applications, then enter into sub-licensing agreements with third party companies.  We plan to derive our revenues from licensing fees, royalties from product sales, profits from the manufacture and sale of key proprietary components and from research and development contracts.

On December 1, 2004, Energenx entered into an Exclusive Technology License Agreement with GTG Corp. pursuant to which Energenx granted an exclusive sub-license to sell and manufacture the Potential Battery Charger to GTG Corp.  GTG Corp. is largely owned and controlled by Marvin Redenius, a member of our board of directors.  The exclusive license is limited to North America and covers the electric vehicle market, excluding automobiles.  Under the terms of the sub-license agreement, Energenx will receive a 5% royalty based on the gross sales price of the units by GTG Corp.  In addition, the agreement contemplates that Energenx will supply proprietary electronic components of the Potential Battery Charger, known as Potential hybrid modules, to the licensee on a cost plus basis.  The grant of the exclusive sub-license was part of an integrated transaction whereby Mr. Redenius purchased an aggregate of 4,800,000 shares of common stock of Energenx in return for an aggregate investment of $1 million between March and August 2004.  Mr. Redenius also became a member of our board of directors as part of these transactions in March 2004.

Our executive offices are located at 6200 E. Commerce Loop, Post Falls, Idaho 83854, telephone number (208) 665-5553.

Energenx’s fiscal year end is December 31.

Energenx Research and Product Development Programs

Solid State Pulse Battery Chargers

Our pulse charging solid state battery charger system uses a two phase method to charge batteries with pulsating current rather than with a constant charge current as is used with conventional battery chargers.  This type of device uses a timed electrical pulse to create a waveform in a direct current electrical pulse to be discharged into the battery receiving the charge.  Our research indicates that this technology can be used to increase and preserve for a longer period of time the energy stored in the charged battery as compared to constant current battery chargers.  Through our research and development efforts, we have refined our pulse charging technology through several product prototypes.

Battery Charger Products

We have completed development of a solid state pulse current battery charging system called the Potential Battery Charger, specifically designed to charge electric powered vehicles such as golf carts, ATVs, forklifts and back-up battery systems.  The current prototype of the Potential Battery Charger is designed to be specifically used to charge golf cart batteries.  This charger incorporates the use of our patented solid-state technology.  The Potential Battery Charger draws approximately one third as much power as a conventional charger, charges the battery in less time, and does not cause the battery to heat up or off-gas during the charging process.  In a direct comparison between the Potential Charger and a commercially available battery charger, the Potential Charger draws approximately 425 watts of electrical charge while the commercial battery charger draws over 1200 watts.  The Potential Charger also charges the battery in 35% less time.  Again, in a direct comparison between the Potential Charger and a commercially available model, the Potential Charger was able to completely recharge a golf cart battery in 7 hours while the commercial charger required a full 12 hours to complete the task.

Besides these obvious economic advantages to the Potential Battery Charger, there are three other major benefits.  The first is that the battery remains at room temperature during the entire charge cycle.  Experts in the battery industry know that over-heating of the battery during the charge cycle is the primary reason for premature failure of the battery.  Most of the energy saved by the Potential Charger is the energy not lost to the production of heat in the battery during the charge cycle.  The second is that when charging a battery with the Potential Battery Charger the battery off-gases much less than during conventional charging.  This reduces water loss in the battery during the charging process, and therefore reduces maintenance requirements.  The third is that ultimately the battery will last at least as long, or longer, than the manufacturer specifies, based on the lack of heat damage to the battery.  The electro-deposition process produced by the Potential Battery Charger is extremely fine.  This maintains the battery plates in “like new” condition at the end of each charge cycle.  The net result of this is that the batteries become capable of delivering many more charge/discharge cycles than batteries charged conventionally.  This extends the life of the batteries and reduces the cost of battery replacement.  This can be the largest economic benefit because battery replacement is the most expensive unnecessary cost associated with running electric vehicles.

Electromagnetic Motor/Generator Battery Energy System

The hybrid electromagnetic motor generator can produce mechanical energy using electrical energy pulses from a primary bank of batteries (or another source of electricity) and efficiently recharges a second bank of batteries simultaneously.  The charging and discharge of the banks of batteries are cycled so that at any given point in time, one bank of batteries is charging the other bank of batteries while it also utilizes excess energy to provide electrical current, via a direct current/alternating current inverter, to be consumed for other purposes.  The two phase pulse system for charging the second bank of batteries is based on the same proprietary technology as that used in the Potential Battery Charger.  Prototype models have demonstrated remarkable efficiencies, with seventy percent battery recharge as well as thirty percent mechanical energy production.

We intend to develop and test energy generation systems that can be utilized to efficiently charge batteries for many home and industrial applications.  It is contemplated that our electromagnetic motor generator battery systems could be used to efficiently store energy from various sources, for example, from the electrical grid, from alternating current generators, from solar cells, wind or hydropower turbines, and be available for long term back up power.

Recent Developments

On December 1, 2004, we entered into an Exclusive Technology License Agreement with GTG Corp., an Iowa based corporation largely owned and controlled by Marvin Redenius, a member of our board of directors.  Pursuant to that agreement, we granted GTG Corp. an exclusive license in the area of North America (the United States, Canada and Mexico) to proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles.  The license granted to GTG Corp. includes a license under existing patents rights owned by Energenx and to any patent applications to be filed to the extent that it relates to the proprietary Energenx technology involving a battery charging system utilized for charging battery operated vehicles other than automobiles.  The license shall remain exclusive for a period of ten years, with an option to extend the exclusivity for an additional ten years.  GTG Corp. was not granted the right to sublicense under the agreement.

GTG Corp. agreed to pay royalties equal to five percent of the gross sales price of all products sold which utilize the licensed proprietary technology.  A nominal up front license fee of $1 was paid by GTG Corp. for the license.

As condition to entering into the Exclusive Technology License Agreement, GTG Corp. agreed to purchase all of our proprietary hybrid module components to be installed in the Potential Battery Chargers, named “Radiant modules” in the agreement, but now referred to as Potential modules between the parties, on a cost plus basis at a base price of $50.00 per module.

Under the Exclusive Technology License Agreement, we are obligated to pay all patent filing, prosecution and maintenance costs.  We have the first right to bring suit against any third party infringers and are responsible for all of our costs and expenses incurred in conjunction with such suit.  If we choose not to bring such a suit, GTG Corp. has the right to do so, and will pay the costs and expenses of such a suit against a third party infringer.  Either party shall be entitled to recovery of damages in a suit against a third party infringer brought by that party.

The license terminates upon expiration of the last to expire of the licensed patents or patents to be filed in the future concerning the proprietary Energenx technology.  Either party can terminate the Exclusive Technology License Agreement if the other party defaults in the performance of any obligation under the agreement, is adjudged bankrupt, becomes insolvent, makes an assignment for the benefit of creditors or is placed in the hands of a receiver or trustee in bankruptcy, and such default or circumstance is not cured within 30 days after receiving notice by the other party specifying such default or circumstance.  Termination of the agreement would not relieve either party of any obligation to the other party incurred prior to such termination.

Pursuant to the Exclusive Technology License Agreement entered into in December 2004, the licensee GTG Corp. intends to test the sublicensed prototype battery charger known as the Potential Battery Charger.  If positive results from such testing are obtained, GTG intends to manufacture, market and sell Potential Battery Charger products.  As part of the Exclusive Technology License Agreement GTG agreed to purchase all Potential modules on a cost plus basis at a base price of $50.00 per module.  Each Potential Battery Charger will require installation of this Potential module into its electronic circuitry prior to becoming operational.  We intend to develop other versions of the Potential Battery Charger with varying voltage levels for use in forklifts, ATVs and other battery powered vehicles.  GTG Corp. will have the right to manufacture and sell these newer versions of the Potential Battery Charger under the same terms and conditions as the original Potential Battery Charger.

Marketing and Sales

We do not intend to manufacture the products we may develop.  We intend to contract out the bulk of the manufacturing of the Potential hybrid modules pursuant to the license agreement with GTG Corp., or, in the future, other proprietary modules to be designed for each product, with final testing, potting and packaging of the hybrid modules to be done in house.  We intend to license to, or enter into strategic alliances with companies like GTG Corp., and larger companies in the battery charger business which are equipped to manufacture and/or market our products, if any, through their well developed distribution networks.  A similar approach is planned for the energy supply systems.  We intend to license some or all of our worldwide patent rights to more than one company to achieve the fullest development, marketing and distribution of our products, if any.  We may, however, do the initial marketing for the different products, before deciding on the cooperation partners, and may undertake such activities as sales through a franchising network for specific products, in which case we would subcontract the manufacturing of the product(s), and outsource the distribution.  The best suited business form will be decided an a case-to-case basis.

Patents and Intellectual Property

We are substantially dependent on our ability to obtain and maintain patents and proprietary rights for our product candidates, particularly those relating to the technology underlying our Potential Battery Charger, our lead product, and to avoid infringing the proprietary rights of others.  We have interests in three patents issued by the United States Patent and Trademark Office.  We obtained exclusive worldwide licenses to three patent applications, all of which subsequently became issued patents.  We have sublicensed to GTG Corp. our rights to two of the three patents listed below to the extent that they relate to a battery charging system for charging electric vehicles, excluding automobiles.  Additional patent applications may be forthcoming from our ongoing research and development.  We have not filed for any copyright or trademark protection to date.

Bedini Exclusive Technology License Agreements

On October 8, 1999, pursuant to an Exclusive Technology License Agreement and Right to Purchase Patents entered into with Edward II, Inc., our predecessor in interest, we obtained an exclusive license from John Bedini to a patent application and any proprietary technology developed by John Bedini involving a back electromagnetic force permanent electromagnetic motor generator.  A patent application covered by the license agreement relating to this technology was subsequently filed on January 13, 2000 and issued as a patent on May 21, 2002 concerning a “Device and method of a back EMF permanent electromagnetic motor generator”.  John Bedini also agreed, in the event that he was granted domestic or foreign patents relating to the back electromagnetic force permanent electromagnetic motor generator in the future, that John Bedini would, within 60 days, assign all right, title and interest in such patents to Energenx.  After the patent application covered by the license agreement was issued, John Bedini assigned the patent to Energenx, with Energenx retaining its obligations under the license agreement.  Under the 1999 License Agreement Energenx agreed to pay an up front license fee of $50,000 over a several year period ending in 2004.  In addition Energenx must pay a royalty of five percent on of the net selling price per unit of any licensed product sold by Energenx.  Energenx was granted the right to enter into exclusive sublicenses concerning the licensed technology upon written authorization from John Bedini.  Energenx must pay to John Bedini a three percent royalty on all product royalty income per unit received by Energenx from a sub-licensee.  In addition, Energenx undertakes to pay to John Bedini fifty percent of any license fee paid as part of a sub-license agreement.

On May 1, 2001, we entered into an Exclusive Technology License Agreement with John Bedini, our Vice President for Research and Development, a director, and a co-founder of our company.  Pursuant to the License Agreement John Bedini granted Energenx an exclusive worldwide license to proprietary technology involving a monopole energy delivery system utilized in charging batteries.  The license covers any patents, any filed patent applications or patent applications to be filed in the future, and improvements, proprietary information including trade secrets, technical and scientific information and know how for the purpose of using the proprietary battery charging technology.  At the time of the Licensing Agreement one patent application concerning the proprietary battery charging technology had been filed and was subsequently issued as a patent.  In addition, another patent concerning the proprietary battery charging technology and covered by the Licensing Agreement was filed on December 21, 2001 and was issued as a patent on January 13, 2004.  John Bedini also agreed, in the event that he was granted domestic or foreign patents relating to proprietary technology involving a monopole energy delivery system utilized in charging batteries in the future, that John Bedini would, within 60 days, assign all right, title and interest in such patents to Energenx.  After the patent applications covered by the license agreement were issued, John Bedini assigned each of the patents to Energenx, with Energenx retaining its obligations under the license agreement.

Under the 2001 License Agreement Energenx agreed to pay an up front license fee of $58,000.  John Bedini was issued 856,721 shares of common stock of Energenx in lieu of payment of the license fee.  In addition Energenx must pay a royalty of five percent on of the net selling price per unit of any licensed product sold by Energenx.  Energenx was granted the right to enter into exclusive sublicenses concerning the licensed technology upon written authorization from John Bedini.  Energenx must pay to John Bedini a three percent royalty on all product royalty income per unit received by Energenx from a sub-licensee.  In addition, Energenx undertakes to pay to John Bedini fifty percent of any license fee paid as part of a sub-license agreement.

Under both the 1999 and 2001 License Agreements, we are obligated to pay all patent filing, prosecution and maintenance costs.  John Bedini, the licensor, has the first right to bring suit against any third party infringers and is responsible for all of our costs and expenses incurred in conjunction with such suit.  If John Bedini chooses not to bring such a suit, we have the right to do so, and will pay the costs and expenses of such a suit against a third party infringer.  Either party shall be entitled to recovery of damages in a suit against a third party infringer brought by that party.

Under the 1999 License Agreement, the license terminates upon expiration of the last to expire of the licensed patents or patents to be filed in the future concerning the proprietary Energenx technology.  Energenx can terminate the License Agreements upon sixty day notice.

Under the 2001 License Agreement, the license terminates upon expiration of the last to expire of the licensed patents or patents to be filed in the future concerning the proprietary Energenx technology, unless John Bedini is no longer a shareholder of Energenx.  While he continues to be a shareholder of Energenx, royalties will continue to be payable under the License Agreements.  Energenx can terminate the License Agreements upon sixty day notice, but only with the permission and agreement of John Bedini.

Under both the 1999 and 2001 License Agreements, either party can terminate the Exclusive Technology License Agreement if the other party defaults in the performance of any obligation under the agreement, is adjudged bankrupt, becomes insolvent, makes an assignment for the benefit of creditors or is placed in the hands of a receiver or trustee in bankruptcy, and such default or circumstance is not cured within 30 days after receiving notice by the other party specifying such default or circumstance.  Termination of the agreement would not relieve either party of any obligation to the other party incurred prior to such termination.

Issued Patents

The Exclusive Technology License Agreement covers intellectual property which is described in the following U.S. Patents:

U.S. Patent 6,392,370 issued May 21, 2002 for a “Device and method of a back EMF permanent electromagnetic motor generator”.  Expires January 12, 2020.

U.S. Patent 6,545,444 issued April 8, 2003 for a “Device and method for utilizing a monopole motor to create back EMF to charge batteries”.  Expires March 13, 2021.

U.S. Patent 6,677,730 issued January 13, 2004 for a “Device and method for pulse charging a battery and for driving other devices with a pulse”.  Expires December 21, 2021.

These patents can expire earlier if they are abandoned or are not adequately maintained.  We do not have any patents pending.

Competition

We compete with many small and large energy generation and battery charger companies that are developing and marketing battery charger and energy generation systems similar to those being developed by us, especially in the area of battery chargers.  There are many companies, both public and private, including well-known battery manufacturing companies, engaged in developing new types of battery chargers.  Our major competitors are currently large companies such as Exide International, Coleman, LVS Sales, Diversified Power International, LLC, EZ-GO, Inc., Lester and Associated.  These are large and diversified companies with far ranging capabilities to market their products and to develop follow on products.  Many of these large battery manufacturing companies that also make battery chargers and smaller battery charger companies have well funded research departments concentrating on improving the efficiency and effectiveness of their battery chargers.  We expect substantial competition from these companies as they develop different and/or novel approaches to charging batteries and battery storage of energy.  Some of these approaches may directly compete with the battery chargers or hybrid motor/generators that we are currently or are considering developing.

Certain smaller battery charger companies may also be competitors, such as Posicharge (a subsidiary of AreoVironment), Japlar Schauer, VDC Electronics, Inc., Deltran, Iota Engineering, Stontronics and Xantrex.  Many of these companies have substantially greater capital, research and development and human resources and experience than us and represent significant long-term competition for us.  In addition, many of these competitors have significantly greater experience than us in undertaking testing of new products and obtaining regulatory approvals.  It will be difficult to distinguish our battery charger products from the currently battery chargers and gain market share.

Employees

We currently have three full time employees, one of whom is involved in both management and research and development, and two of whom is in administration/management.  We have no part-time employees.

Item 2.

Description of Property.

Our operations are conducted from our offices in Post Falls, Idaho.  On March 31, 2004 we leased approximately 5,000 square feet of office and research and development space in Post Falls on a two year renewable basis at a rental rate of $2,200 per month.  We have prepaid for the full two year period of the lease, in the amount of $52,800.

Item 3.

Legal Proceedings.

We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

Item 4.

Submission of Matters to a Vote of Security Holders

Energenx did not submit any matters to a vote of its stockholders in the fourth quarter of 2004.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is not traded or quoted on any securities exchange or quotation medium, and there is currently no market for our common stock, and a market may never develop for it.  It is our intention to undertake an initial public offering or engage in another strategy to have our common stock eligible to be quoted on the over-the-counter bulletin board, administered by the NASD. There can be no assurance that a substantial trading market will ever develop for our common stock, or be sustained, if developed, or that current or future shareholders will be able to resell their securities or otherwise liquidate their investment without considerable delay, if at all.

We have not obtained a market maker who has agreed to file an application for our securities to be quoted on the over-the-counter bulletin board, and obtaining a quotation will be  up to the over-the-counter bulletin board. Thus, there can be no assurance that the NASD will accept our market maker’s application on Form 211. A public market for our common stock may never develop. The over-the-counter bulletin board and the pink sheets are quotation systems, which allow brokers to buy and sell shares of stock quoted “by appointment.” The results are announced electronically. This differs from a stock market, such as the NASDAQ, which actually executes trades in over-the- counter securities electronically, and which and stock exchanges, such as the New York Stock Exchange and the American Stock Exchange, which utilize brokers on a trading floor to execute buy and sell orders, which are then reported electronically.  Also, the NASDAQ stock market and stock exchanges have listing standards, which require companies to have a minimum number of shareholders and minimum capitalization and share prices in order to obtain and maintain a listing with them. Stocks traded on the over-the-counter bulletin board and the pink sheets, unlike the NASDAQ stock market and exchanges, have very limited liquidity and, as a result, investors may not be able to sell all their shares at a favorable price or at all.

Penny Stock Status

If and when we create a market for our common stock, our common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934.  This makes it obligated to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

    - Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

   - Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

   - Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

   - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. Imposing these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for our stock.  For individuals who wish to buy or sell penny stocks without a broker-dealer, there is no determination of suitability of the transaction, except for what judgment is made by the individual investor.

Transfer Agent, Warrant and Registrar

The transfer agent, warrant agent and registrar for the Common stock is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of March 15, 2005 there were approximately 169 holders of record of Energenx’s common stock, of which 26,697,270 were issued and outstanding.

We have never paid cash dividends on our common stock.  We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2004.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	0	$0	300,000
Equity compensation plans not approved by security holders (2)	0	$0	2,400,000
Total	0	$0	300,000

(1)

On October 7, 1999 the shareholders of Energenx adopted the 1999 Stock Option Plan with 300,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of Energenx.

(2)

 On March 18, 2004, we granted an option outside of our 1999 Stock Option Plan to Marvin Redenius, a member of our board of directors, to purchase an additional 2,400,000 shares of common stock with an exercise price of $0.20833 per share if the options were purchased within 180 days of the date of the option grant and a higher exercise if exercised in the following 180 days.  The options were exercised by Marvin Redenius in two equal portions within the 180 day period and he was issued 2,400,000 shares of common stock.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On February 13, 2002, we issued an aggregate of 24,000 shares of common stock, 19,000 shares to Lennox Securities and 5,000 shares to Richard Schueler in a private placement at $1.00 per share.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 505 of the Securities Act.  Gross proceeds of $26,000 were paid to Energenx in this private placement.

Also on February 13, 2002, we issued 20,000 shares of common stock to Richard Schueler who converted a loan in the amount of $20,000 into shares of common stock.  The loan of $20,000 was made to Energenx in December of 2001 by Lennox Securities.  No interest was accrued on the loan.  The loan was apparently assigned to Richard Schueler by Lennox Securities.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 505 of the Securities Act.

On March 12, 2004, we issued an aggregate of 7,727,000 shares of common stock in several transactions, as follows.  An aggregate of 5,200,000 shares of common stock were issued to certain officers, directors and consultants of Energenx.  John Bedini, Vice President for Research and Development was issued 3,000,000 shares; Gary Bedini, President and CEO was issued 1,000,000 shares; Rick Street, Chief Financial Officer, Treasurer and Secretary, was issued 200,000 shares; Thomas Bearden, director, as issued 200,000 shares; Hans Werner Huss, director, was issued 200,000 shares; Raymond Kuh, consultant, was issued 200,000 shares; Klaus Lewin, consultant, was issued 200,000 shares; and Peter Lindeman, consultant, was issued 200,000 shares.  The shares were issued to these individuals in lieu of cash compensation and in one instance in lieu of payments due under a license agreement.  John Bedini and Gary Bedini, officers of Energenx, were each issued one million shares at $0.05 per share in lieu of compensation for fiscal year 2003.  In addition, John Bedini was issued an additional two million shares of common stock at $0.05 per share to prevent default under the terms of the Exclusive Technology License Agreement dated October 8, 1999.  The remaining officers, directors and consultants of Energenx were also issued the shares enumerated above at $0.05 per share in lieu of compensation due to those individuals for services rendered in 2002 and 2003.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 505 of the Securities Act.

Also on March 12, 2004, an aggregate of 2,527,000 shares of common stock was issued to three entities who converted loans and interest in an aggregate amount of $126,350 to Energenx into shares of common stock, with the shares valued at $0.05 per share.  Suncraft Ltd. converted aggregate loans of $26,500 into 530,000 shares of common stock.  The loans were originally made to Energenx between April and July of 2002.  The interest due on the loan, in the amount of $326 was assigned to Key Financial Services and was converted into shares.  Marycliff Investment Corp. (“Marycliff”) converted aggregate loans in a principal amount of $28,000 into 560,000 shares of common stock.  Marycliff loaned Energenx $10,000 on September 13, 2002 at an interest rate of 6% per annum.  Marycliff also converted the principal amounts of loans in an aggregate amount of $18,000 from other parties that had loaned Energenx that aggregate amount in 2002 into shares of common stock as part of the 560,000 shares issued to Marycliff on March 12, 2004.  The interest on the principal loan amounts aggregating to $28,000, converted into shares by Marycliff, in the aggregate amount of $2,394 was assigned to Key Financial Services, including the accrued interest of $902 on the Marycliff principal loan amount of $10,000.  The accrued interest on the loans assigned by Marycliff to Key Financial Services included interest of $1,492 previously assigned by other parties to Marycliff.  Key Financial Services, Inc. converted aggregate loans and interest of $71,850 into 1,437,000 shares of common stock.  The loans were originally made with an interest rate of 6% per annum.  The loans converted into shares included principal amounts of $63,550 and $8,300 of accrued interest, all of which was assigned to Key Financial by other parties.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 505 of the Securities Act.

On March 18, 2004, we issued 2,400,000 shares of common stock at $0.20833 per share to Marvin Redenius, who subsequently became a member of our board of directors, for gross proceeds of $500,000.  On the same date we granted an option to Marvin Redenius to purchase an additional 2,400,000 shares of common stock with an exercise price of $0.20833 per share if the options were purchased within 180 days of the date of the option grant and a higher exercise if exercised in the following 180 days.  The options were exercised by Marvin Redenius in two equal portions within the 180 day period and he was issued 1,200,000 shares of common stock on July 8, 2004 and the same number of shares on August 5, 2004.  Gross proceeds of $500,000 were paid to Energenx for the exercise of the options.  The options were granted outside of our 1999 Stock Option Plan.  Marvin Redenius is an accredited investor.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 505 of the Securities Act.  We received gross proceeds of $1 million from this private placement.

Item 6.

Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by contributions or loans from shareholders.  We are still in the development stage, and the only operations we have commenced consist of the development of our products for market.  In the year ended December 31, 2004, we had a net loss of $408,074, compared to a net loss of $310,189 for the same period of the prior year.  We consider a comparison of the two years to be not meaningful, as, in the prior year, we were not engaged in any business activities, other than finding a suitable merger candidate.

Liquidity and Capital Resources.

As of December 31, 2004, we had $413,015 in cash and cash equivalents, total current assets of $463,755, and a working capital surplus of $432,134, compared to a working capital deficit of $242,202 from the prior year.  We consider a comparison of the two years to be not meaningful, as, in the prior year, we were not engaged in any business activities, other than finding a suitable merger candidate.

Net cash used in operating activities during the fiscal year ended December 31, 2004 was $454,335, compared to net cash used of $2,066 during the same period of 2003.  We attribute the change to an increase in post merger operating expenses, and, therefore, a comparison with the prior year is not meaningful, as the company was not engaged in business operations, other than the finding of a suitable merger candidate.

Net cash from financing activities for the fiscal year ended December 31, 2004 was $873,474.  On March 18, 2004 we issued 2,400,000 shares of common stock at $0.20833 per share to an accredited investor.  We received gross proceeds of $500,000 from this private placement.  On July 8, 2004 and August 5, 2004 stock options exercisable at $0.20833 per share were exercised in an aggregate amount of 2,400,000 shares of common stock and we received aggregate gross proceeds of $500,000.  Costs of the issuance were $50,000.  A comparison of the prior year is not meaningful, as no significant financing activities occurred.

Our current real estate lease is on a two year renewal basis.  We plan to finance our needs principally from the following:

•

our existing capital resources and interest earned on that capital;

•

revenues from purchase of Potential modules by GTG Corp., if any;

•

royalty income, if any, from product sales by GTG Corp.; and

•

through future private placement financing.

We believe that we have sufficient capital resources to finance our plan of operation for at least the next twelve months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We will need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger and our hybrid electromagnetic motor/generator product candidate.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the twelve month period ending March 31, 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Plan of Operations

In General.

Since commencement of operations in 1999, our efforts have been principally devoted to research and development activities, including the development of an efficient energy generation system and battery chargers, recruiting management personnel and advisors, and raising capital.

Our current business strategy is to concentrate our financial resources primarily on the further development of our battery charger technology.  In addition to the battery charger program, we plan to continue to undertake research and development on our electromagnetic motor/generator battery system.

We have a history of losses and depend upon our principal shareholders or private offerings of our common stock for capital contributions.  There can be no assurance that we will be able to fund our operations for the next twelve months without such capital contributions.

Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves meeting any demand for Potential modules from GTG Corp., and research and development activities on energy generation and battery charger prototypes.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential hybrid modules.  We cannot assure you that GTG Corp. will order any Potential modules from us in 2005 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

We plan to continue product research on improving the efficiency of the Potential Battery Charger.  We will begin development of variations of the Potential Battery Charger for specific markets to accommodate 12-volt, 24-volt, 36-volt and 48-volt applications with a wide range of capacity requirements.  We anticipate spending between $100,000 and $150,000 on further research and development over the next six months, depending on availability of capital for improvement of the Potential Battery Charger, including the development of new applications and new product development, using the technology.

We plan to research and development of our electromagnetic motor/generator battery system, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries.  We anticipate spending between $200,000 and $300,000, depending on availability of capital, for further research and development of the motor/generator system, including prototype models, which will require computer design modeling and machining.  We anticipate that the development of our motor/generator system will be completed by the first quarter of 2006.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the Potential hybrid module from GTG Corp.  Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment.  Such equipment purchases are likely to be in the range of $100,000 for the next twelve months.  We may also need to hire up to three more employees if we receive orders from GTG Corp.  We intend to contract out the bulk of the manufacturing of the Potential hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, technological advances, determinations as to commercial viability and the status of competitive products.  The focus and direction of our operations will also be dependent on the establishment of our collaborative arrangement with other companies, the availability of financing and other factors.  We expect our development costs to increase as our battery charger systems development programs enters the later stages of development.

Since inception, we have financed our operations and capital needs from private placements of our common stock and financial contributions or loans from our shareholders.  We have no revenues, have experienced losses, and anticipate continuing to experience losses until the fourth quarter of 2005, when we expect that our operations will have been commenced and we will start to generate revenue.  We are dependent upon equity offerings of our common stock and contributions from our principals to finance our operations.  We intend to commence a private offering of up to $1.5 million in common stock within the next twelve months, but there can be no assurance that this offering will be successful.  Alternatively, we will rely on our principal shareholders for financial contributions.  However, there are no firm commitments from our principal shareholders to contribute further capital at this time.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in note B to the financial statements included in this Form 10-KSB.  Our critical accounting policies are:

Revenue recognition:  Royalties will be recognized as revenue when the amounts earned become fixed and determinable.

Research, development costs:  Research and development costs are expensed as incurred.

Risks and Uncertainties

You should carefully consider the risks described below in evaluating Energenx and our business.  If any of the following risks actually occur, our business could be harmed.  This could cause the price of our stock to decline.  This report on Form 10-KSB contains, in addition to historical information, forward-looking statements, including statements about future plans, objectives, and intentions, that involve risks and uncertainties.  Our actual results may differ materially from the results discussed in the forward-looking statements.  Factors that might cause or contribute to these differences include those discussed below and elsewhere in this report.

Risks Related to Our Business

We will need additional funds, and if we are unable to raise them, we will have to curtail or cease operations.

Our product development programs and the potential commercialization of our product candidates require substantial working capital, including expenses for in house and third party testing, manufacture of hybrid modules for use by GTG Corp. in its production of Potential Chargers pursuant to our License Agreement.  Our future working capital needs will depend on many factors, including:

•

the progress and magnitude of our product development programs,

•

the scope and results of product development testing,

•

the costs under current and future license agreements for our product candidates, including the costs of obtaining and maintaining patent protection for our product candidates,

•

the costs of acquiring any technologies or additional product candidates,

•

the rate of technological advances,

•

the commercial potential of our product candidates,

•

the magnitude of our administrative and legal expenses, including office and research development facilities rent, and

•

the costs of establishing third party arrangements for manufacturing.

We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we expect that we will need additional future financings in order to carry out our plan of operations beyond the next twelve months.

We may not be able to obtain adequate financing to fund our operations and any additional financing we obtain may be on terms that are not favorable to us.  In addition, any future financings could substantially dilute our stockholders.  If adequate funds are not available we will be required to delay, reduce or eliminate one or more of our product development programs, to enter into new collaborative arrangements on terms that are not favorable to us (i.e., the collaborative arrangements could result in the transfer to third parties of rights that we consider valuable), or to cease operations altogether.

We have a limited operating history.  We have a large accumulated deficit and may never become profitable.

We have a limited operating history upon which investors may base an evaluation of our likely future performance.  Since we began operations in 1999 we have been engaged in developing our research programs, recruiting outside directors and key consultants.  We have not generated any revenue to date other than interest income.  Our only income other than equity financings has been a modest amount of interest income.  As of December 31, 2004, we had an accumulated deficit of $1,232,642 and our operating losses are continuing.

We have no products available for sale and we may never be successful in developing products suitable for commercialization.

All of our product candidates are at an early stage of development and all of our product candidates will require expensive and lengthy testing and regulatory clearances.  None of our product candidates have been approved by regulatory authorities.  We have no products available for sale and we do not expect to have any products commercially available for several years, if at all.  There can be no assurance that our research will lead to the discovery of any commercially viable battery chargers or power generation devices.  There are many reasons that we may fail in our efforts to develop our product candidates, including that:

•

our product candidates will be ineffective,

•

our product candidates will not be validated by independent testing,

•

our product candidates will be too expensive to manufacture or market or will not achieve broad market acceptance,

•

third parties will hold proprietary rights that may preclude us from developing or marketing our product candidates, or

•

third parties will market equivalent or superior products.

We cannot assure you that we will have future revenue or operating profits and you could lose your entire investment.

We expect to incur substantial operating losses for at least the next several years.  We currently have sufficient capital resources to fund our operations, with necessary adjustments to our general and administrative budget, at least until March 2006.  We currently have no sources revenue and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

We do not currently have the capability to undertake manufacturing, marketing, or sales of any potential products.

We have not invested in manufacturing, marketing or product sales resources.  We cannot assure you that we will be able to acquire such resources.  It is likely that we will also need to hire additional personnel skilled in engineering, product development and manufacturing of components if we develop additional product candidates with commercial potential.  We have no history of manufacturing or marketing.  We cannot assure you that we will successfully manufacture or market any product we may develop, either independently or under manufacturing or marketing arrangements, if any, with other companies.  We currently do not have any arrangements with other companies, and we cannot assure you that any arrangements with other companies can be successfully negotiated or that such arrangements will be on commercially reasonable terms.  To the extent that we arrange with other companies to manufacture or market our products, if any, the success of such products may depend on the efforts of those other companies.

There is considerable technological change and uncertainty in our industry.

We are engaged in the battery charger and energy generation field, which is characterized by extensive research efforts and rapid technological progress.  New developments in energy generation devices are expected to continue at a rapid pace in both industry and academia.  There can be no assurance that research and discoveries by others will not render some or all of our programs or products noncompetitive or obsolete.  Our business strategy is based in large part upon a core technology related to pulse charging of batteries and of capturing back electromagnetic energy and converting this energy into electricity.  There is no assurance that the application of these new and unproven technologies will result in the development of commercially viable products for the generation of energy or competitive battery chargers.  No assurance can be given that unforeseen problems will not develop with these technologies or applications or we will ultimately develop those commercially feasible products.

We are dependent on executive officers most of whom do not have employment contracts.

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and management personnel.  The loss of John Bedini, our Vice President for Research and Development, as well as the licensor of our patent rights would be particularly detrimental to us.  Also the loss of any of our other executive officers would be detrimental to us.  We do not currently have employment agreements with any of our executive officers.  We do not carry key man insurance on any of our personnel.

There is intense competition for qualified personnel in the areas of our activities, and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business.  Loss of the services of or failure to recruit additional key scientific, technical and management personnel would be detrimental to our research and development programs and business.

Our business could be harmed if we fail to protect our intellectual property.

We have licensed rights to certain patented technology from John Bedini, an officer and director of Energenx, to whom we are obligated to pay royalties if we or our sublicensees develop products based upon the licensed technology.  Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the battery charger and energy generation industry places considerable importance on patent and trade secret protection for new technologies, products and processes.  We have interests in three patents issued in the United States pursuant to our license agreements with John Bedini.  We have sublicensed, within North America, certain proprietary technology including our patent rights to two patents to GTG Corp.  We are obligated to pay the filing, prosecution and maintenance expenses with regard to all of these patents.  We and our licensor plan to file patent applications in other countries, and we may seek additional patents in the future.  Our patent position, like that of many technology development companies, is uncertain and involves complex legal and factual questions for which important legal principles are unresolved.  We may not develop or obtain rights to products or processes that are patentable.  Even if we do obtain additional patents, they may not adequately protect the technology we own or have in-licensed.  In addition, others may challenge, seek to invalidate, infringe or circumvent any patents we own or in-license, and rights we receive under those patents may not provide competitive advantages to us.  Further, the manufacture, use or sale of our products or processes, if any, may infringe the patent rights of others.

We cannot assure you as to the breadth or the degree of protection that any such patents, if issued, will afford us or that any patents based on the patent applications will be issued at all.  In addition, we cannot assure you that others will not independently develop substantially equivalent proprietary information or otherwise obtain access to our know-how or that others may not be issued patents that may require licensing and the payment of significant fees or royalties by us for the pursuit of our business.

Other companies may have filed patent applications or received patents that cover technologies similar to ours.  Our ability to make, use or sell any of our product candidates may be blocked by patents that have been or will be issued to third parties that we may not be aware of.  The United States patent applications are confidential while pending in the Patent and Trademark Office, and patent applications filed in foreign countries are often first published six months or more after filing.  Therefore, until a patent is issued, we have no way of knowing if a third party has a patent that could preclude us from commercializing our product candidates.  Third party patent applications and patents could significantly reduce the coverage of our patents and limit our ability to obtain meaningful patent protection.  If other companies obtain patents with conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology.  We may not be able to obtain any such license on acceptable terms or at all.  Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our product candidates, which would adversely affect our business.

Potential litigation concerning patent rights could involve significant expenses and damage our business.

In the United States, the first to invent a technology is entitled to patent protection on that technology.  For patent applications filed prior to January 1, 1996, United States patent law provides that a party who invented a technology outside the United States is deemed to have invented the technology on the earlier of the date it introduced the invention in the United States or the date it filed its patent application.  In foreign countries, the first party to file a patent application on a technology, not the first to invent the technology, is entitled to patent protection on that technology.  Under the patent laws of most countries, a product can be found to infringe a third party patent if the third party patent expressly covers the product or method of treatment using the product, or if the third party patent covers subject matter that is substantially equivalent in nature to the product or method, even if the patent does not expressly cover the product or method.

While we have not received notification of potential infringement of patents held by third parties, with respect to any of our product candidates, litigation, patent opposition and adversarial proceedings could result in substantial costs to us.  Litigation and/or proceedings could be necessary or may be initiated to enforce any patents we own or in-license, or to determine the scope, validity and enforceability of other parties’ proprietary rights and the priority of an invention.  The outcome of any of these types of proceedings could significantly affect our product candidates and technology.  United States patents carry a presumption of validity and generally can be invalidated only through clear and convincing evidence.

Under our license agreements with John Bedini and with GTG Corp., we have the right to pursue any actions against third parties for infringement of the patent rights covered by those agreements.  Under those arrangements we are not obligated to share any recovery from infringement suits brought by us.  If we do not bring an infringement action, our licensor or licensee may bring such action and will be entitled to any recovery.

An adverse outcome of these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology, any of which could adversely affect our business.  Moreover, the mere uncertainty resulting from the initiation and continuation of any technology related litigation or adversarial proceeding could adversely affect our business pending resolution of the disputed matters.

If we do not exercise our right to prosecute and our licensors institute and prosecute patent proceedings, our rights will depend in part upon the manner in which these licensors conduct the proceedings.  In any proceedings they elect to initiate and maintain, these licensors may not vigorously pursue or defend or may decide to settle such proceedings on terms that are unfavorable to us.

Despite the use of confidentiality agreements, which themselves may be of limited effectiveness, it may be difficult for us to protect our trade secrets.

We rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable.  However, trade secrets are difficult to protect.  While we require certain of our corporate collaborators, contractors and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information.

We might face intellectual property claims that may be costly to resolve and could divert management attention.

We may from time to time be subject to claims of infringement of other parties’ proprietary rights.  We could incur substantial costs in defending ourselves in any suits brought against us claiming infringement of the patent rights of others or in asserting our patent rights in a suit against another company.  Adverse determinations in any litigation could subject us to significant liabilities to third parties, require us to seek costly licenses from third parties and prevent us or our sublicensees from manufacturing and selling our potential products.

We cannot assure you that our products will be awarded necessary certifications after independent testing.

Our battery charger products will need to be tested independently before they are marketed and sold in the United States by Underwriters Laboratory and other similar organizations in other countries in order to obtain the UL or similar foreign certification product label.  There can be no assurance that any products we or our licensees submit for testing of effectiveness and safety by Underwriters Laboratory or similar foreign organization will result in certification of that product.  Without such certification sale of the products would be difficult if not impossible.

If our product candidates do not achieve market acceptance, our business may never achieve profitability.

Our success will depend on the market acceptance of any products we may develop.  The degree of market acceptance will depend upon a number of factors, including the receipt and scope of regulatory approvals, the establishment and demonstration in the business community of the safety and effectiveness of our products and their potential advantages over existing technologies.  Consumers may not accept or utilize any product that we may develop.

Our controlling stockholders may make decisions that you do not consider to be in your best interest.

As of March 15, 2005, our directors and executive officers beneficially owned approximately 55% of our outstanding common stock.  As a result, our controlling stockholders are able to control all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control of Energenx that may be favored by other stockholders.

We are significantly controlled by our management.

Our executive officers comprise three of the six members of the Board of Directors.  As a result, our management has the ability to exercise influence over our significant matters.  This high level of influence may have a significant effect in delaying, deferring or preventing a change of control of our company.

Risks Related to Our Industry

Potential technological changes in our field of business create considerable uncertainty.

We are engaged in the battery charger and energy generation field, which is characterized by extensive research efforts and rapid technological progress.  New developments in research concerning battery charging and energy generation may occur at a rapid pace in both industry and academia.  We cannot assure you that research and discoveries by others will not render some or all of our programs or product candidates noncompetitive or obsolete.  We cannot assure you that unforeseen problems will not develop with our technologies or applications or that commercially feasible battery charger or energy generation products will ultimately be developed by us.

The markets in which we seek to participate are intensely competitive and many of our competitors are better capitalized and have more experience than we do.

There are many companies, both public and private, including well-known battery manufacturing companies, engaged in developing new types of battery chargers.  Our major competitors are currently large companies such as Exide International, Coleman, LVS Sales, Diversified Power International, LLC, EZ-GO, Inc., Lester and Associated.  These are large and diversified companies with far ranging capabilities to market their products and to develop follow on products.  We are years away from having an energy generation system product ready for the market and we do not currently have the resources to fund the development of such a product through the product development process.  In addition we do not have the capability of marketing a battery charger product and will have to enter into a collaborative relationship with a larger company in order to market our battery chargers.  It will be difficult to distinguish our battery charger products from the currently battery chargers and gain market share.

Certain smaller battery charger companies may also be competitors, such as Posicharge (a subsidiary of AreoVironment), Japlar Schauer, VDC Electronics, Inc., Deltran, Iota Engineering, Stontronics and Xantrex.  Many of these companies have substantially greater capital, research and development and human resources and experience than us and represent significant long-term competition for us.  In addition, many of these competitors have significantly greater experience than us in undertaking testing of new products and obtaining regulatory approvals.  Furthermore, if we or our current or any future licensee is permitted to commence commercial sales of any product, we or our licensee will also be competing with companies that have greater resources and experience in manufacturing, marketing and sales.  We have no experience in these areas.  These other companies may succeed in developing products that are more effective or less costly than any that may be developed by us or our future licensee and may also prove to be more successful than us or our future licensee in production and marketing.

If we successfully develop and obtain approval for our product candidates, we will face competition based on the safety and effectiveness of our products, marketing and sales capability, patent position and other factors.  Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do.  Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

Our business and products will, in the future, expose us to potential product liability risks that in inherent in the testing, manufacturing and marketing of battery chargers and electrical generation products.  If we cannot successfully defend ourselves against liability claims, we may incur substantial liabilities or be required to limit commercialization of our products.  Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators.  We do not carry product liability insurance.  We may not be able to obtain insurance at a reasonable cost, if at all.

Other Risks

There is currently no market for our common stock; if listed the price of our stock may experience considerable volatility.

There currently is no trading market for our common stock.  It is our intention to undertake an initial public offering or engage in another strategy to have our common stock traded on the OTC Bulletin Board under a symbol to be determined.  The OTC Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system.  There can be no assurance that a substantial trading market will ever develop for our common stock, or be sustained, if developed, or that current or future shareholders will be able to resell their securities or otherwise liquidate their investment without considerable delay, if at all.

Recent history relating to the market prices of listed newly public companies indicates that, from time to time, there may be significant volatility in the market price of our securities because of factors unrelated, as well as related, to our operating performance.  Factors that could have a significant impact on the future market price of our common stock include, but are not limited to, announcements of technological innovations or new products by Energenx or its competitors, government regulatory action, patent or proprietary rights developments and market conditions for companies engaged in the development of alternative energy products.  There can be no assurance that our common stock will ever qualify for inclusion within the NASDAQ System, or that more than a limited market will ever develop for our common stock.

If our common stock is traded at a low price in the future, this may affect the ability of shareholders to sell their shares.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  When and if our common stock is listed on the OTC Bulletin Board, our stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges, as they are defined.  Therefore, our common stock is likely to become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

We do not pay cash dividends.

We have never paid dividends and do not presently intend to pay any dividends in the foreseeable future.

Item 7.

Financial Statements.

The Audited Financial Statements for this Form 10-KSB appear in Item 13 of this annual report, and are hereby incorporated herein by reference.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 28, 2005, the board of directors of Energenx, Inc. unanimously passed resolutions dismissing the independent accounting firm Beckstead and Watts, LLP, Certified Public Accountants, 3340 Wynn Road, Suite B, Las Vegas, Nevada 89102 and appointing the independent accounting firm Williams & Webster, PS., Certified Public Accountants, 601 W. Riverside, Suite 1940, Spokane, Washington 99201 to audit the financial statements of Energenx for the year ending December 31, 2004.  The board of directors  ismissed the accounting firm Beckstead and Watts because that firm had performed the audits for Edward II, Inc., the blank check reporting company that Energenx merged with on December 28, 2004 and was not familiar with the business of Energenx, the surviving corporation.

In its audit of Edward II, Beckstead and Watts had expressed substantial doubt about the ability of Edward II, Inc. the blank check pre-merger corporation, to continue as a going concern because Edward II, Inc. had had limited operations at the time of the audit and had not commenced planned principal operations.  Beckstead and Watts' report on the audited financial statements of Edward II did not contain an adverse opinion or a disclaimer of opinion nor was it modified as to uncertainty, audit scope, or accounting principles, except for the going concern paragraph.  There were no disagreements at the most recent fiscal year end and any subsequent interim period through the date of dismissal with Beckstead and Watts concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure by either Edward II or Energenx.  As Energenx was the surviving corporation in the merger transaction the board of directors decided that the independent auditors of the pre-merger corporation Energenx, Williams & Webster, PS., should continue in that capacity.

Item 8A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, including our Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-KSB.  Based on that evaluation, our CEO and CFO have concluded that as of end of our last fiscal year, at which time we had just become a reporting company pursuant to Section 13 or 15(d) of the Exchange Act, our disclosure controls and procedures were not sufficiently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.  Material deficiencies were specifically cited in relation to our report on Form 8-K filed on December 30, 2004 concerning our merger/acquisition transaction with a full reporting company, and the manner in which information required to be disclosed therein was summarized and reported in that report under the recently accelerated filing deadlines applicable to Form 8-K reports.  As a result of the material deficiencies identified in their evaluation, our CEO and CFO have subsequently put into place disclosure controls and procedures which they believe will provide reasonable assurance that we are enabled to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company, have been detected.  While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure control and procedures to monitor ongoing developments in this area.

PART III

Item 9.

Directors and Executive Officers of the Registrant

Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of Energenx are as follows:

Name

Age

Position

Gary A. Bedini

52

President & Chief Executive

Officer, Director

Rick M. Street

47

Chief Financial Officer, Secretary,

Treasurer, Director

John C. Bedini

55

Vice President of Research and,

Development, Director

Thomas E. Bearden, Ph.D.

76

Director

Marvin Redenius

40

Director

Hans Werner Huss

62

Director

Each director is elected to hold office for a one year term or until the next annual meeting of stockholders and until his successor is elected and qualified.  The officers of Energenx serve at the pleasure of Energenx’s Board of Directors.

The following sets forth certain biographical information with respect to the directors and executive officers of Energenx.

Gary A. Bedini.  Gary Bedini and his brother John Bedini were co-founders of Energenx, previously named Bedini Technology, Inc.  Gary Bedini has served as a director and President & CEO of Energenx since September 1999.  At the 2004 Annual Meeting of Stockholders held on June 18, 2004 Gary Bedini was reelected as a director of Energenx to serve until the 2005 Annual Meeting of Stockholders.  At a Board Meeting on June 18, 2004, Gary Bedini was reelected as President and Chief Executive Officer of Energenx to serve until the Board of Directors meeting to be held as soon as possible after the 2005 Annual Meeting of Stockholders.  Mr. Gary Bedini has over 25 years experience in consumer electronics industry.  Gary Bedini was a co-founder of Bedini Electronics, Inc. with his brother John Bedini.  Mr. Bedini possesses a broad knowledge of procurement, manufacturing, distribution, advertising and sales.  Mr. Bedini was instrumental in securing numerous state of the art trade reviews and the 1996 Golden Note Award, given to the most innovative audio products.  As a member of H.E.A.A. (Hi End Audio Association) he has participated in numerous efforts to promote and enhance the industries availability into export markets.

Rick M. Street.  Rick Street has served as a director of Energenx since November 2001.  Mr. Street has served as Chief Financial Officer, Treasurer and Secretary of Energenx since June 2002.  At the 2004 Annual Meeting of Stockholders held on June 18, 2004 Rick Street was elected as a director of Energenx to serve until the 2005 Annual Meeting of Stockholders.  At a Board Meeting on June 18, 2004, Rick Street was re-elected as Chief Financial Officer, Treasurer and Secretary of Energenx to serve until the Board of Directors meeting to be held as soon as possible after the 2005 Annual Meeting of Stockholders.  Rick Street, CPA, CIA has 21 years of management experience in accounting, auditing, development of management information systems, maintaining fully integrated computerized accounting programs designed for small businesses and experienced in all aspects of small business management.  From 2002 until present he has been teaching accounting at North Idaho College, Gonzaga University and Spokane Community College.  He currently holds a fulltime tenure track position at Spokane Community College and is a principal of an accounting practice in Spokane Washington.  From 1996 to 2001 he was the Director of Internal Auditing for the Coeur d’Alene Casino & Resort in Worley, Idaho.  From 1991 to 1996, Mr. Street was the controller of the Athletic Round Table, Inc., a non-profit charitable organization.  Mr. Street received a Bachelor of Arts in Business Administration (accounting) in 1991 from Eastern Washington University and a Masters in Accountancy from Gonzaga University in 2003.  He is a Member of the Washington State Society of Certified Public Accountants and a Member of the Institute of Internal Auditors and Chapter Secretary of the Spokane IIA Chapter.

John C. Bedini.  John Bedini and his brother Gary Bedini were co-founders of Energenx, previously named Bedini Technology, Inc.  John Bedini has been a director, Vice President of Energenx since September 1999.  At the 2004 Annual Meeting of Stockholders held on June 18, 2004 John Bedini was re-elected as a director of Energenx to serve until the 2003 Annual Meeting of Stockholders.  At a Board Meeting on June 18, 2004, John Bedini was reelected as Vice President for Research and Development of Energenx to serve until the Board of Directors meeting to be held as soon as possible after the 2005 Annual Meeting of Stockholders.  Mr. John Bedini is a scientist and well-known inventor.  His work has produced many innovative audio products that have been marketed over a 25-year period to the audio electronics industry.  Mr. Bedini has also developed a variety of products and technically innovative products for several different industries.  His inventions include the BEDINI line of audio amplifiers, Bedini Audio Spacial Environment (B.A.S.E.), the Bedini Clarifier products, the Binaural Audio and several instruments for the medical industry.  He has been awarded many patents related to his various inventions.  Mr. Bedini has received broad industry recognition including designation as Distinguished Scientist of the year by the Association of Distinguished American Scientists.  He is a graduate of Bell and Howell Institute of Technology.

Thomas E. Bearden, Ph.D.  Thomas Bearden has served as a director of Energenx since June 2001.  At the 2004 Annual Meeting of Stockholders held on June 18, 2004 Mr. Bearden was reelected as a director of Energenx to serve until the 2005 Annual Meeting of Stockholders.  Thomas Bearden is a member of the Scientific Advisory Board of Energenx.  Tom Bearden is a research scientist, inventor, consultant, and holds Ph.D. (Trinity University) in Science, M.S. (Georgia Tech) in Nuclear Engineering, and B.S. (Northeast Louisiana State) in mathematics.  has participated in founding the first legitimate theory of COP>1.0 EM systems published in leading scientific journals.  Dr. Bearden is Director of the Association of Distinguished American Scientists (ADAS), a Fellow Emeritus of the Alpha Foundation's Institute for Advanced Study (AIAS), CEO of CTEC, Inc., a private research and development company based in Huntsville, Alabama and serves as a member on the board of directors of two private companies.  He has authored or co-authored more than 200 professional papers in the literature and has published several technical books.  In his work with the AIAS, he has participated in authoring and co-authoring more than 100 scientific papers primarily in the area of advanced electrodynamics.  Approximately one third of the papers have been published in leading scientific and research journals.  Of the published articles one half of them are related to extracting usable electromagnetic energy.

Marvin Redenius.  Marvin Redenius has served as a director of Energenx since his appointment to the board in March 2004. to serve until the 2004 Annual Meeting of Stockholders.  At the 2004 Annual Meeting of Stockholders held on June 18, 2004 Mr. Redenius was reelected as a director of Energenx to serve until the 2005 Annual Meeting of Stockholders.  Since 1990, Mr. Redenius has been the owner of Farm Advantage, Inc., an agriculture supply company operating in the mid-western U.S.  Farm Advantage supplies innovative agricultural products and services.  The company warehouses and distributes products from North Central, Iowa and has annual sales in excess of 40 million dollars.  Mr. Redenius also owns and operates Northern National Trucking, Inc., which consists of a fleet of 30 tractor trailers.  Mr. Redenius and his family also own and operate Cristina Corp, a farm corporation.  Mr. Redenius also owns GTG Corporation, which invests in early stage technology based companies.

Hans Werner Huss.  Hans Werner Huss has served as a director of Energenx since January 2002.  At the 2004 Annual Meeting of Stockholders held on June 18, 2004 Mr. Huss was reelected as a director of Energenx to serve until the 2005 Annual Meeting of Stockholders.  Mr. Huss graduated Diplom Ingenieur Electrical Engineering, with emphasis on Electronics, from the Technical University in Munich, Germany.  He currently serves as President and Chairman of a new technology company Integrated Micrometallurgical Systems, Inc. based in Spokane, Washington.  He is also involved in Consulting for several other start-up companies with promising new technologies, advising them in business and marketing matters.  Previously, he has served in many functions in different companies in the U.S. and in Europe, most notably in executive positions of several high tech companies in different industries, such as: President, Euromissile G.I.E. in Paris, France (a management and sales company for missile systems in the EADS Group – European Aeronautics Defense and Space Company); President, MEADS International, Inc., in Orlando/Florida (tri-national management company for the Medium Extended Air Defense System, under contract from NAMEADSMA, the NATO agency in Huntsville, AL, managing this tri-national system under joint development in the U.S., Germany, and Italy); President, Magnetic Transit of America, Inc., in Los Angeles, CA (engineering and marketing company for a Mag-Lev Transportation system for inner urban use; a subsidiary of AEG/Daimler-Benz); General Manager of IBCOL Technical Services GmbH, in Munich, Germany (internationally operating marketing and sales company mainly in the fields of aircraft, aircraft parts, transportation systems, security and surveillance systems, medical systems); and, Program Manager for a mobile air defense system at Euromissile, Paris, France and at MBB, Munich, Germany.

Gary A. Bedini is the brother of John C. Bedini.  There are no other family relationships between any of the officers and directors.

As we are a development stage company with no revenues from operations, few employees, and relatively simple financial statements, we have not, at this stage, constituted any board committees, including an audit committee.  We intend to do so in the near future.  Consequently we do not have an audit committee financial expert who is an outside director.  As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

We have not adopted a code of ethics that applies to our President and CEO (principal executive officer), or our Chief Financial Officer (principal accounting officer).  As we have just recently become a reporting company required to file periodic reports with the SEC and as our common stock is not currently listed on any exchange, we have not yet dealt with this issue, but we intend to do so in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance.

Initial reports on Form 3 filed on behalf of each of Gary A. Bedini, President and Chief Executive Officer, Rick M. Street, Chief Financial Officer, Secretary and Treasurer, John C. Bedini, Vice President for Research and Development, Thomas E. Bearden, Director, Hans Werner Huss, Director and Marvin Redenius, Director, were filed late concerning the acquisition and merger transaction on December 27, 2004 pursuant to which Energenx became a reporting company.

Item 10.

Executive Compensation.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last three fiscal years ended December 31, 2002, December 31, 2003 and December 31, 2004 to our Chief Executive Officer (the “Named Executive Officer”).  None of the other executive officers of Energenx had an annual salary and bonus for fiscal year 2004 that exceeded $100,000.

Name and principal position	Year	Annual Compensation
		Salary ($)	Bonus ($)	Other annual compensation (1)
Gary A. Bedini Dir., Pres. & CEO	2004	$136,000	$0	0
	2003	$0	$0	$1,000
	2002	$10,450	$0	0

(1)

On March 12, 2004, Gary Bedini was issued one million shares of common stock in lieu of management compensation for the year 2003.

Option Grants in Fiscal Year 2004

There were no option grants to our Named Executive Officer in 2004.  No option grants have been made to any of our executive officers under the Energenx 1999 Stock Option Plan to date.  We have not granted any stock appreciation rights.

Aggregate Option Exercises in Fiscal Year 2004 Year End Option Values

No unexercised options were held by the Named Executive Officer as of December 31, 2004.

Compensation of Directors

We did not pay our non-employee directors (Messrs. Bearden, Huss and Redenius) for attending board meetings in 2004.

Employment Contracts with Executive Officers and Termination of Employment and Change-in-Control Arrangements

Energenx does not have an employment contract with its Named Executive Officer or any of its executive officers.

We do not have any arrangements with our Named Executive Officer or any of our other executive officers triggered by termination of employment or change in control.

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2005 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers and directors and (c) by all executive officers and directors of Energenx as a group.  As of March 15, 2005 there were 26,697,270 shares of our common stock issued and outstanding.  The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of March 15, 2005 upon the exercise of all options and other rights beneficially owned on that date.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

	Number of Shares
Name of	Beneficially
Beneficial Owner (1)	Owned	Percent of Class
Gary A. Bedini (2)	3,592,000	13.45%
John C. Bedini (3)	5,658,000	21.19%
Rick M. Street (4)	250,000	0.94%
Marvin Redenius (5)	4,800,000	17.98%
Thomas E. Bearden (6)	320,402	1.20%
Hans Werner Huss (7)	200,000	0.75%
Thomas G. Walsh (8)	1,867,638	6.99%
Frank & Judith Ten Thy (9)	1,632,588	6.11%
Key Financial Services, Inc. (10)	1,437,000	5.38%
All directors and executive officers (six persons) as a group	14,820,402	55.51%

(1)

Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 6200 E. Commerce Loop, Post Falls, Idaho 83854.

(2)

Gary A. Bedini.  Includes 3,592,000 shares of common stock held by Gary Bedini.

(3)

John C. Bedini.  Includes 5,658,000 shares of common stock held by John Bedini.

(4)

Rick M. Street.  Includes 250,000 shares of common stock held by Rick Street.

(5)

Marvin Redenius.  Includes 4,800,000 shares of common stock held by Marvin Redenius.

(6)

Thomas E. Bearden.  Includes 320,402 shares of common stock held by Thomas Bearden.

(7)

Hans Werner Huss.  Includes 200,000 shares of common stock held by Hans Werner Huss.

(8)

Thomas G. Walsh.  Includes 1,867,638 shares of common stock held by Thomas Walsh.  Thomas Walsh’s address is 1027 Sherman Avenue, Coeur d’Alene, Idaho 83814.

(9)

Frank and Judith Ten Thy.  Includes 1,632,588 shares of common stock held in the name of the Frank Ten Thy and Judith Ten Thy Family Trust.  Frank and Judith Ten Thy’s address is 3605 Broken Arrow Road, Coeur d’Alene, Idaho 83815.

(10)

Key Financial Services, Inc..  Includes 1,437,000 shares of common stock held by Key Financial Services, Inc.  Key Financial Services, Inc.’s address is 2910 East 57th St., Suite 5, #355, Spokane, Washington 99223.

Item 12.

Certain Relationships and Related Transactions.

            On October 8, 1999, pursuant to an Exclusive Technology License Agreement and Right to Purchase Patents entered into with our predecessor in interest, Edward II, Inc., we obtained an exclusive license from John Bedini to a patent application and any proprietary technology developed by John Bedini involving a back electromagnetic force permanent electromagnetic motor generator.  A patent application covered by the license agreement relating to this technology was subsequently filed on January 13, 2000 and issued as a patent on May 21, 2002 concerning a “Device and method of a back EMF permanent electromagnetic motor generator”.  John Bedini also agreed, in the event that he was granted domestic or foreign patents relating to the back electromagnetic force permanent electromagnetic motor generator in the future, that John Bedini would, within 60 days, assign all right, title and interest in such patents to Energenx.  After the patent application covered by the license agreement was issued, John Bedini assigned the patent to Energenx, with Energenx retaining its obligations under the license agreement.

Under the 1999 License Agreement Energenx agreed to pay an up front license fee of $50,000.  The license fee was paid over a several year period ending in 2004.  In addition Energenx must pay a royalty of five percent on of the net selling price per unit of any licensed product sold by Energenx.  Energenx was granted the right to enter into exclusive sublicenses concerning the licensed technology upon written authorization from John Bedini.  Energenx must pay to John Bedini a three percent royalty on all product royalty income per unit received by Energenx from a sub-licensee.  In addition, Energenx undertakes to pay to John Bedini fifty percent of any license fee paid as part of a sub-license agreement.

On May 1, 2001, we entered into an Exclusive Technology License Agreement with John Bedini, our Vice President for Research and Development, a director, and a co-founder of our company.  Pursuant to the License Agreement John Bedini granted Energenx an exclusive worldwide license to proprietary technology involving a monopole energy delivery system utilized in charging batteries.  The license covers any patents, any filed patent applications or patent applications to be filed in the future, and improvements, proprietary information including trade secrets, technical and scientific information and know how for the purpose of using the proprietary battery charging technology.  At the time of the Licensing Agreement one patent application concerning the proprietary battery charging technology had been filed and was subsequently issued as a patent.  In addition, another patent concerning the proprietary battery charging technology and covered by the Licensing Agreement was filed on December 21, 2001 and was issued as a patent on January 13, 2004.  John Bedini also agreed, in the event that he was granted domestic or foreign patents relating to proprietary technology involving a monopole energy delivery system utilized in charging batteries in the future, that John Bedini would, within 60 days, assign all right, title and interest in such patents to Energenx.  After the patent applications covered by the license agreement were issued, John Bedini assigned each of the patents to Energenx, with Energenx retaining its obligations under the license agreement.

Under the 2001 License Agreement Energenx agreed to pay an up front license fee of $58,000.  John Bedini was issued 856,721 shares of common stock of Energenx in lieu of payment of the license fee.  In addition Energenx must pay a royalty of five percent on of the net selling price per unit of any licensed product sold by Energenx.  Energenx was granted the right to enter into exclusive sublicenses concerning the licensed technology upon written authorization from John Bedini.  Energenx must pay to John Bedini a three percent royalty on all product royalty income per unit received by Energenx from a sub-licensee.  In addition, Energenx undertakes to pay to John Bedini fifty percent of any license fee paid as part of a sub-license agreement.

On March 12, 2004, an aggregate of 4,600,000 shares of common stock were issued to certain officers and directors of Energenx.  John Bedini, Vice President for Research and Development was issued 3,000,000 shares; Gary Bedini, President and CEO was issued 1,000,000 shares; Rick Street, Chief Financial Officer, Treasurer and Secretary, was issued 200,000 shares; Thomas Bearden, director, as issued 200,000 shares; Hans Werner Huss, director, was issued 200,000 shares.  The shares were issued to these individuals in lieu of cash compensation and in one instance in lieu of payments due under a license agreement.  John Bedini and Gary Bedini, officers of Energenx, were each issued one million shares at $0.001 per share in lieu of compensation for fiscal year 2003.  In addition, John Bedini was issued an additional two million shares of common stock at $0.05 per share to prevent default under the terms of the Exclusive Technology License Agreement dated October 8, 1999.  The remaining officers and directors of Energenx named above were also issued the shares enumerated above at $0.05 per share in lieu of compensation due to those individuals for services rendered in 2002 and 2003.

On March 18, 2004, we granted an option outside of our 1999 Stock Option Plan to Marvin Redenius, a member of our board of directors, to purchase an additional 2,400,000 shares of  common stock with an exercise price of $0.20833 per share if the options were purchased within 180 days of the date of the option grant and a higher exercise if exercised in the following 180 days.  The options were exercised by Marvin Redenius in two equal portions within the 180 day period and he was issued 2,400,000 shares of common stock.

On December 1, 2004, we entered into an Exclusive Technology License Agreement with GTG Corp., an Iowa based corporation largely owned and controlled by Marvin Redenius, a member of our board of directors.  Pursuant to that agreement, we granted GTG Corp. an exclusive license in the area of North America (the United States, Canada and Mexico) to proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles.  The license granted to GTG Corp. includes a license under existing patents rights owned by Energenx and to any patent applications to be filed to the extent that it relates to the proprietary Energenx technology involving a battery charging system utilized for charging battery operated vehicles other than automobiles.  The license shall remain exclusive for a period of ten years, with an option to extend the exclusivity for an additional ten years.  GTG Corp. was not granted the right to sublicense under the agreement.  GTG Corp. agreed to pay royalties equal to five percent of the gross sales price of all products sold which utilize the licensed proprietary technology.  A nominal up front license fee of $1 was paid by GTG Corp. for the license.  As a condition to entering into the Exclusive Technology License Agreement, GTG Corp. agreed to purchase all of our proprietary hybrid module components to be installed in the Potential Battery Chargers, named “Radiant modules” in the agreement, but now referred to as Potential modules between the parties, on a cost plus basis at a base price of $50.00 per module.  Under the Exclusive Technology License Agreement, we are obligated to pay all patent filing, prosecution and maintenance costs.  We have the first right to bring suit against any third party infringers and are responsible for all of our costs and expenses incurred in conjunction with such suit.  If we choose not to bring such a suit, GTG Corp. has the right to do so, and will pay the costs and expenses of such a suit against a third party infringer.  Either party shall be entitled to recovery of damages in a suit against a third party infringer brought by that party.  The license terminates upon expiration of the last to expire of the licensed patents or patents to be filed in the future concerning the proprietary Energenx technology.  Either party can terminate the Exclusive Technology License Agreement if the other party defaults in the performance of any obligation under the agreement, is adjudged bankrupt, becomes insolvent, makes an assignment for the benefit of creditors or is placed in the hands of a receiver or trustee in bankruptcy, and such default or circumstance is not cured within 30 days after receiving notice by the other party specifying such default or circumstance.  Termination of the agreement would not relieve either party of any obligation to the other party incurred prior to such termination.

Item 13.

Exhibits and Reports on Form 8-K.

(a)

Financial Statements.

The financial statements as set forth under Item 7 of this report are incorporated by reference.

(b)

Reports on Form 8-K.

We filed a Current Report on Form 8-K, Items 1.01, 2.01, 5.01, 5.02, 5.03, and 8.01 on December 30, 2004 disclosing the entry into an Acquisition Agreement and Plan of Merger on December 27, 2004 with Edward II, Inc., a fully reporting Nevada corporation (the registrant corporation), pursuant to which Energenx acquired all of the outstanding shares of common stock of Edward II, Inc. from its sole shareholder for cash.  We disclosed that Energenx was the surviving corporation of the transaction and became a fully reporting company as a result of the transaction.  We disclosed the resignation of Edward Zimmerman, Jr. as an officer and director of the registrant corporation as part of the transaction.  We also disclosed amendments to the Articles of Incorporation of Edward II, the registrant corporation, changing its name to Energenx, Inc.

(c)

Exhibits.  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-KSB.

Item 14.

Principal Accountant Fees and Services.

Audit Fees.  In fiscal year 2004, we did not pay any audit fees to our auditors, Williams and Webster, L.P., as we did not have our financial statements audited for that fiscal year.

Audit Related Fees/All Other fees/Tax Fees.  We did not pay our auditors for any other services in 2004.

ENERGENX INC.

INDEX TO EXHIBITS

Exhibits

Description of Document

2.1

Acquisition Agreement and Plan of Merger between Energenx Inc. and Edward II, Inc. dated December 27, 2004 (Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by Energenx on December 30, 2004 (File No. 000-50739)) (the “December 30 Form 8-K”)

2.2

Articles of Merger (Nevada) dated December 28, 2004 (Incorporated by reference to exhibit 2.1 to the December 30 Form 8-K)

3(i)(2)

Restated Articles of Incorporation dated December 29, 2004

3(ii)(2)

Restated By-Laws

10.2

1999 Stock Option Plan

10.3

Exclusive Technology License Agreement and Right to Purchase Patents between Bedini Technology, Inc. and John C. Bedini, dated October 8, 1999.

10.4

Exclusive Technology License Agreement and Right to Purchase Patents between Bedini Technology, Inc. and John C. Bedini, dated May 1, 2001

10.5

Exclusive Technology License Agreement between Energenx, Inc. and GTG Corp. dated December 1, 2004.

10.6

Commercial Lease Agreement between Energenx Inc. and Powderhorn Properties, LLC dated March 31, 2004.

10.7

Stock Purchase Agreement between Energenx, Inc. and Marvin Redenius dated March 18, 2004.

10.8

Stock Option Agreement between Energenx, Inc. and Marvin Redenius dated March 18, 2004.

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32

Section 1350 Certifications

___________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho on this 12th day of April, 2005.

ENERGENX, INC.

By:

/s/ Gary A. Bedini

Gary A. Bedini

President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 12th day of April, 2005.

Signature

Title

/s/ Gary A. Bedini

Director, President & Chief Executive

Gary A. Bedini

Officer (Principal Executive Officer)

/s/ Rick M. Street

Director, Chief Financial Officer,

Rick M. Street

Secretary, Treasurer

(Principal Financial and Accounting Officer)

/s/ John C. Bedini

Director, Vice President for Research and

John C. Bedini

Development

/s/ Thomas E. Bearden

Director

Thomas E. Bearden

/s/ Hans Werner Huss

Director

Hans Werner Huss

/s/ Marvin Redenius

Director

Marvin Redenius

ENERGENX, INC.

TABLE OF CONTENTS

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Balance Sheets

2

Statements of Operations

3

Statement of Stockholders’ Equity

4

Statements of Cash Flows

5

NOTES TO FINANCIAL STATEMENTS

7

Board of Directors

Energenx, Inc.

Post Falls, ID

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Energenx, Inc. (a Nevada corporation and  development stage company) (formerly Edward II, Inc.) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from September 29, 1999 (inception) to December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energenx, Inc. as of December 31, 2004 and 2003, and the results of its operations, stockholders’ equity and cash flows for the years then ended and for the period from September 29, 1999 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, the Company has a history of operating losses, does not have sufficient cash resources for planned operations, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

March 26, 2005

(Formerly Edward II, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	December 31
	2004	2003
ASSETS

CURRENT ASSETS
Cash	$413,015	$425
Notes receivable	17,102	11,502
Prepaid expense	33,638	-
Total Current Assets	463,755	11,927

PROPERTY AND EQUIPMENT, NET	13,014	11,324

OTHER ASSETS
License, net of accumulated amortization	76,000	83,200
Patents, net of accumulated amortization	49,424	56,274
Total Other Assets	125,424	139,474

TOTAL ASSETS	$602,193	$162,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$12,010	$38,904
Interest payable	2,674	3,825
Interest payable - related parties	2,607	21,445
Payroll taxes payable	12,670	-
Notes payable	1,660	44,500
Notes payable - related parties	-	147,455
Total Current Liabilities	31,621	256,129

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 55,000,000 shares authorized,
26,697,276 and 19,370,276 shares issued and oustanding,
respectively	26,697	19,370
Additional paid-in capital	1,776,517	711,794
Deficit accumulated during development stage	(1,232,642)	(824,568)
Total Stockholders' Equity (Deficit)	570,572	(93,404)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$602,193	$162,725

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
						1999
		Years Ended				(Inception) to
		December 31,				December 31,
		2004		2003		2004

REVENUES		$-		$-		$-

OPERATING EXPENSES
Amortization and depreciation		18,892		18,723		71,665
Board of directors fees		-		60,000		60,000
Consulting		103,870		100,000		284,029
General and administrative		42,544		(275)		93,501
Legal and accounting		25,096		-		42,175
License and fees		-		100,000		107,139
Marketing		-		-		19,464
Rent		21,340		17,928		133,468
Research and development		12,523		-		49,121
Salaries and benefits		184,216		-		338,257
Travel		-		-		1,580
TOTAL OPERATING EXPENSES		408,481		296,376		1,200,399

LOSS FROM OPERATIONS		(408,481)		(296,376)		(1,200,399)

OTHER INCOME (EXPENSES)
Interest income		24		-		24
Interest expense		(2,872)		(14,877)		(34,877)
Loss on disposal of asset		-		-		(1,709)
Gain on forgiveness of debt		3,255		1,064		4,319
TOTAL OTHER INCOME (EXPENSES)		407		(13,813)	-	(32,243)

LOSS BEFORE TAXES		(408,074)		(310,189)		(1,232,642)

INCOME TAXES		-		-		-

NET LOSS		$(408,074)		$(310,189)		$(1,232,642)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		24,221,221		14,284,562

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)

					Deficit Accumulated During Development Stage
				Additional
	Common Stock			Paid-in
	Shares		Amount	Capital		Totals

Common stock issued for cash at $0.001 per share	7,836,168	S	7,836	$(6,530)	$-	$1,306

Net loss for period ending December 31, 1999	-		-	-	(3,588)	(3,588)

Balance, December 31, 1999	7,836,168		7,836	(6,530)	(3,588)	(2,282)

Common stock issued for convertible debt at
an average of $0.31 per share	195,060		195	59,815	-	60,010

Common stock issued for cash at $0.33 per share	330,000		330	109,670	-	110,000

Stock offering costs	-		-	(7,690)	-	(7,690)

Common stock issued for equipment
at $0.33 per share	9,750		10	3,240	-	3,250

Net loss for year ending December 31, 2000	-		-	-	(67,889)	(67,889)

Balance, December 31, 2000	8,370,978		8,371	158,505	(71,477)	95,399

Common stock issued for cash at $0.33 per share	453,000		453	150,547	-	151,000

Common stock issued for services
at $0.33 per share	158,280		158	52,602	-	52,760

Stock offering costs	-		-	(4,440)	-	(4,440)

Common stock issued for office equipment	1,086		1	361	-	362

Common stock issued for technology license	5,140,326		5,140	52,860	-	58,000

Common stock issued for services at $1.00
per share	2,606		3	2,603	-	2,606

Net loss for year ending December 31, 2001 (restated)	-		-	-	(301,595)	(301,595)

Balance, December 31, 2001 (restated)	14,126,276		$14,126	$413,038	$(373,072)	$54,092

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit Accumulated During Development Stage
			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital			Totals
Balance, December 31, 2001 (restated)	14,126,276	$14,126	$413,038	$(373,072)		$54,092

Common stock issued for cash at $1.00
per share	24,000	24	23,976	-		24,000

Common stock issued for loans payable
at $1.00 per share	20,000	20	19,980	-		20,000

Net loss for year ending December 31, 2002 (restated)				(141,307)		(141,307)

Balance, December 31, 2002 (restated)	14,170,276	14,170	456,994	(514,379)		(43,215)

Common stock issued for board of directors
fees at $0.05 per share	1,000,000	1,000	49,000	-		50,000

Common stock issued for consulting fees
at $0.05 per share	2,200,000	2,200	107,800	-		110,000

Common stock issued for licensing fees
at $0.05 per share	2,000,000	2,000	98,000	-		100,000
						-
Loss for year ending December 31, 2003	-	-	-	(310,189)		(310,189)

Balance, December 31, 2003	19,370,276	19,370	711,794	(824,568)	-	(93,404)

Common stock issued for cash at
$0.21 per share	2,400,000	2,400	497,600	-		500,000

Stock offering costs	-	-	(50,000)	-		(50,000)

Issuance of common stock for immediate exercise
of options for cash of $0.21 per share	2,400,000	2,400	497,600	-		500,000

Common stock issued for loans payable
at $0.05 per share	2,527,000	2,527	123,823			126,350

Merger and recapitalization of Company	-	-	(4,300)	-		(4,300)

Net loss for year ending December 31, 2004	-	-	-	(408,074)		(408,074)

Balance, December 31, 2004	26,697,276	$26,697	$1,776,517	$(1,232,642)		$570,572

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC. (Formerly Edward II, Inc.) (A Development Stage Company) STATEMENTS OF CASH FLOWS
			From September 29, 1999 (Inception) to December 31, 2004
	Years Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408,074)	$(310,189)	$(1,232,643)
Stock issued for directors fees	-	50,000	50,000
Stock issued for consulting fees	-	110,000	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	100,000	100,000
Stock issued for payment of interest	8,300	-	8,300
Gain on debt forgiveness	(3,255)	(1,064)	(4,319)
Loss on disposal of asset	-	-	1,806
Amortization and depreciation	18,892	18,723	71,669
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in note receivable	(5,600)	(1,793)	(17,103)
Decrease (increase) in accounts receivable	-	210	-
Decrease (increase) in prepaids	(33,638)	6,544	(33,638)
Decrease in deposits	-	4,000	-
Increase (decrease) in interest payable	(19,990)	12,329	5,282
Increase (decrease) in accounts payable	(23,640)	9,204	16,325
Increase (decrease) in payroll taxes payable	12,670	(30)	12,670
Net cash used by operating activities	(454,335)	(2,066)	(856,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent	-	(11,926)	(68,501)
Cash paid for equipment purchased	(3,659)	-	(27,215)
Cash paid for leasehold improvements	(2,890)	-	(4,599)
Net cash used by investing activities	(6,549)	(11,926)	(100,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	(50,000)	-	(62,130)
Merger and recapitalization costs	(4,300)	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	6,660	44,500	199,610
Payment of notes payable	(78,886)	(30,996)	(109,882)
Proceeds from sale of common stock	1,000,000	-	1,286,306
Net cash provided by financing activities	873,474	13,504	1,369,614

Change in cash	412,590	(488)	413,014

Cash, beginning of period	425	913	-

Cash, end of period	$413,015	$425	$413,014

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$15,255	$-	$15,255
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$118,050	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000

The accompanying notes are an integral part of these financial statements.

5

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on September 29, 1999 under the laws of the State of Nevada.  The primary business purpose of the Company is to undertake research and development relating to an electromagnetic motor.  The Company is in the development stage.  The fiscal year end of the corporation is December 31.

On June 1, 2001, the Company’s board of directors executed a unanimous written consent to amend its articles of incorporation to provide that the name of the Company be changed from Bedini Technology, Inc. to Energenx, Inc. (hereinafter “Energenx” or the “Company”).

On December 23, 2004, the Company acquired all of the outstanding common stock of Edward II, Inc., a fully reporting public company.  For accounting purposes, the acquisition has been treated as a recapitalization of Energenx with Energenx as the acquirer in a reverse acquisition.  The historical financial statements prior to December 23, 2004 are those of Energenx, the operating company, while the Company maintains the legal structure of the acquired Edward II, Inc.  See Note 10.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Energenx, Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  The Company has previously used the guidance under SFAS No. 123 with regards to its stock option plan and therefore this revision will have no impact on its financial statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4,

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43,

Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company, as the Company presently maintains no inventory.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). Statement of Financial Accounting Standards No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. Statement of Financial Accounting Standards No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact from the adoption of this statement.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter “SFAS No. 123”), defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Advertising Costs

Advertising costs are expensed when incurred.  There were no advertising expenditures incurred by the Company during 2003 or 2004.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors.  The Company’s policy is to recognize the cost of compensated absences when actually paid to employees.  If the amount were estimable, it would not be currently recognized as the amount would be deemed immaterial.

Concentration of Credit Risk

The Company maintains its cash in one commercial account at a major financial institution.  Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2004 and 2003 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $313,015 and $0, respectively.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage

The Company is in the development stage and has not commenced the sale of any products.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004 and 2003.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,232,642 through December 31, 2004 and has a history of recurring losses.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

Management has developed technology that if proven will result in a marketable product. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $1,000,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Impaired Asset Policy

The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  At December 31, 2004 and 2003, the Company determined that there were no impairments of long-lived assets.

Intangible Assets

Intangible assets are composed of a patent and license.  They are amortized on a straight-line basis over ten and fifteen year lives, respectively.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at December 31, 2004 includes the prepayment of a commercial lease and an alarm system monitoring fees.  See Note 14.

During the year ended December 31, 2004, the Company purchased a security system.  The cost of the system included a prepayment of the related monitoring services, totaling $638.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years.  Depreciation expense for the years ended December 31, 2004 and 2003 was $5,564 and $5,241, respectively.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	December 31,
	2004	2003
Machinery	$17,811	$17,111
Office Furniture and Equipment	12,919	9,958
Leashold Improvements	2,891	-
Total Assets	33,621	27,069
Less Accumulated Depreciation	(21,309)	(15,745)
	$12,312	$11,324

NOTE 5 – PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years.  The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 5 – PATENTS (continued)

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2002	$56,574	$5,945	$50,629
2003 Activity	11,926	6,281	-
Balance, December 31, 2003	68,500	12,226	56,274
2004 Activity	-	6,850	-
Balance, December 31, 2004	$68,500	$19,076	$49,424

NOTE 6 – TECHNOLOGY LICENSES

On October 8, 1999, the Company acquired a technology license, which included all rights, title and interest in certain patent applications, improvements, proprietary information, trade secrets, technical and scientific information pertaining to several designs of the back EMF permanent electromagnetic motor generator from Mr. John C. Bedini, currently a director and officer of the Company.  The Company acquired this license for a $50,000 note payable to Mr. Bedini, which was initially due on June 30, 2000.  This note is unsecured and bears interest at the rate of 6% per annum.  The payment due date for the note was extended until the completion of the Company’s second round of financing.  See Note 7.

On May 1, 2001, the Company acquired a second license, accompanied by similar rights as the aforementioned license, from Mr. Bedini in exchange for 5,140,326 shares of the Company’s common stock.  The second license was recorded at $58,000 and is for certain technology referred to as Monopole Energy Delivery System (“MEDS”).  MEDS is an energy producing system designed to use a magnetic monopole motor configuration and produce electrical energy.

See Note 7 regarding royalty agreements on aforementioned licenses.

NOTE 7 – LICENSE AGREEMENT WITH AFFILIATED COMPANY

On December 1, 2004, the Company entered into an exclusive technology license agreement with a corporation that is mainly controlled by a member of the board of directors.  Pursuant to that agreement, the Company granted an exclusive license in the area of North America (the United States, Canada and Mexico) to proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles.  The license granted includes a license under existing patents rights owned by Energenx and to any patent

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 7 – LICENSE AGREEMENT WITH AFFILIATED COMPANY (continued)

applications to be filed to the extent that it relates to the proprietary Energenx technology involving a battery charging system utilized for charging battery operated vehicles other than automobiles.  The license shall remain exclusive for a period of ten years, with an option to extend the exclusivity for an additional ten years.  There was no right to sublicense granted in the agreement.

The licensee agrees to pay royalties equal to five percent of the gross sales price of all products sold which utilize the licensed proprietary technology to Energenx.  A de minimus up front license fee of $1 was paid for the license.

As condition to entering into the exclusive technology license agreement, the licensee agreed to purchase all of Energenx’s proprietary hybrid module components to be installed in the Potential Battery Chargers, named “Radiant modules” in the agreement, but now referred to as Potential modules between the parties, on a cost plus basis at a base price of $50 per module. Under the agreement, the Company is obligated to pay all patent filing, prosecution and maintenance costs.

While either party can terminate the exclusive technology license agreement if the other party defaults in the performance of any obligation under the agreement or is adjudged bankrupt, the license formally terminates upon expiration of the last to expire of the licensed patents or patents to be filed in the future concerning the proprietary Energenx technology.

NOTE 8 – RELATED PARTY TRANSACTIONS

At December 31, 2003, unpaid loans from several shareholders totaled $147, 455.  These loans, with interest ranging from 6% to 8% per annum, were unsecured and fully paid by December 31, 2004. The majority of the outstanding principal and accrued interest at year end 2003 was converted into common stock during 2004.

During the years ended December 31, 2002, 2003, and 2004, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx.  At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company.  This was done as the two companies shared joint office space and split certain expenses.  The net amount owing from Bedini Electronics at December 31, 2004 and 2003 is $12,202 and $6,403, respectively.

Also during the years ended December 31, 2002, the Company loaned to two of its officers a total of $4,900.  At the time the Company was not paying the salaries.  Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited.  However, now that the

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

Company is a fully reporting entity, the officers expect to repay the loaned amount through payroll deductions.

For additional related party transactions, see Notes 6, 7, and 14.

NOTE 9 – NOTES PAYABLE

In addition to the notes referenced in Note 8, the Company also received loans from outside parties in 2002 totaling $44,500.  These notes were unsecured and interest is payable at 6% per annum.  Accrued interest at December 31, 2004 and 2003 was $2,675 and $3,826, respectively.  During the year ended December 31, 2004 the Company converted the outstanding principal and accrued interest into 925,375 shares of common stock.  See Note 12.

NOTE 10 - PROVISION FOR TAXES

At December 31, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $331,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004.  The significant components of the deferred tax asset at December 31, 2004 and 2003 were as follows:

	December 31, 2004	December 31, 2003
Net operating loss carryforward	$ 970,000	$ 560,000

Deferred tax asset	$ 331,000	$ 192,000
Deferred tax asset valuation allowance	$ (331,000)	$(192,000)

At December 31, 2004, the Company has net operating loss carryforwards of approximately $970,000, which expire in the years 2019 through 2024.  In 2003 the Company recognized approximately $260,000 of losses from the issuance of common stock for services and license fees which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from December 31, 2003 to December 31, 2004 was $139,000.

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 11 – ACQUISITION OF EDWARD II, INC.

On December 23, 2004, the Company acquired all of the outstanding common stock (430,000 shares) of Edward II, Inc. from its sole shareholder by paying $4,300 in cash.  The acquired shares were subsequently retired.  The Company re-issued its outstanding common shares to its shareholders of record in compliance with a transaction pursuant to Rule 12g-3 of the Securities and Exchange Commission.  For accounting purposes the acquisition has been treated as a recapitalization of Energenx, with Energenx as the acquirer (reverse acquisition).  The historical financial statements prior to December 23, 2004 are those of Energenx while the legal structure of Edward II, Inc. remains in place.  Edward, II, Inc. had no assets or liabilities at the time of the acquisition.

NOTE 12 – COMMON STOCK

During the initial period ended December 31, 1999, the Company issued 7,836,168 shares of its common stock at par, for cash.

During the year ended December 31, 2000, the Company issued 195,060 shares for convertible debt of $60,010. The Company also issued 9,750 shares for equipment valued at $3,250 and 330,000 shares for cash of $0.33 per share, or $110,000.

During the year ended December 31, 2001, the Company issued 453,000 shares of common stock for cash of $151,000, or $0.33 per share.  The Company also issued 160,886 share of common stock for services totaling $55,366, 1,086 shares of common stock to purchase equipment totaling $362, and 5,140,326 shares of common stock in payment of a technology license with a value of $58,000.  See Note 6.

On May 4, 2001, the Company executed a 1 for 6 forward split to all shareholders of record as of May 1, 2001.  The financial records have been restated to reflect this stock split in the accompanying financial statements.

During the year ended December 31, 2002, the Company issued 24,000 shares of its common stock for cash of $1.00 per share, or $24,000.  The Company also issued 20,000 shares of common stock in payment of debt of $20,000.

During the year ended December 31, 2003, the Company issued 3,200,000 shares of common stock to board members and other consultants at $0.05 per share, or $160,000.

Also during the year ended December 31, 2003, the Company issued 2,000,000 shares of common stock to Mr. John Bedini as a supplement to the licensing agreement.  The Company valued these shares at $0.05 per share, or $100,000.

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 12 – COMMON STOCK (continued)

During the year ended December 31, 2004, the Company issued 2,527,000 shares of common stock at $0.05 per share in payment of outstanding loans and interest totaling $126,350.  See Notes 9 and 8.

In addition, the Company issued 4,800,000 shares of common stock for cash of $1,000,000, or $0.21 per share.  Half of these shares were exercised from options granted to the purchaser for purchasing the shares of stock.  See Note 13.

NOTE 13 – STOCK OPTION PLAN

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter SFAS No. 123), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

The Company’s board of directors approved the adoption of the “1999 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on October 7, 1999.  The plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  Up to 300,000 shares of common stock can be issued under the plan.  No options have been issued under the plan through the date of this report.

During the year ended December 31, 2004, the Company granted non-qualified options to an individual as consideration for purchasing 2,400,000 shares of stock at $0.21 per share.  The options allow the individual to purchase up to 2,400,000 shares of common stock at $0.21 per share in the first six months of the contract and at $0.40 per share in the last six months.  The initial 2,400,000 options were exercised within the first six months of the grant for a cash payment of $500,000.

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 13 – STOCK OPTION PLAN (continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2003	-	$-
Options Exercisable at December 31, 2003	-	$-

Outstanding at January 1, 2004	-	$-
Granted	2,400,000	0.21
Exercised	(2,400,000)	0.21
Outstanding at December 31, 2004	-	$-
Options Exercisable at December 31, 2004	-	$-
Fair Market Value Per Share of Options Granted in 2004		$0.21

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheets include $402 of cash at December 31, 2003, that was held in a German bank account.  Although this country is considered economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.  During the year ended December 31, 2004, the account was closed and the remaining balance was used to pay banking charges.

Leases

In 2003, the Company abandoned its leased commercial space and moved to a different location.  Accrued lease payments of $24,760 were included in accounts payable in the financial statements at December 31, 2003.  In January 2004, the Company came to an agreement and paid $21,506 which was accepted by the landlord in full payment of the note.  The remaining balance was written off as a gain on debt forgiveness in the financial statements.

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)

On March 31, 2004, the Company entered into a new two-year lease for office space.  In lieu of a security deposit, the Company in 2004 prepaid the entire amount of the lease, $52,800, which was then included in prepaid expenses in the financial statements.  The unamortized prepaid balance at December 31, 2004 was $33,000.

Royalty Agreements

The Company has a royalty agreement with Mr. John Bedini as part of its EMF license.  Mr. Bedini is entitled to royalties of 3% of the net selling price of all products covered by the EMF license and 3% of any gross rent or lease income associated with the license.

The Company also has a royalty agreement with Mr. Bedini regarding the MEDS license for Mr. Bedini to receive 5% of the net selling price of all products covered by the MEDS license and 5% of any gross rent or lease income associated with the license.  The agreement also provides that a 3% royalty shall be paid on any sub-licensee income derived from the MEDS license.

NOTE 15 –RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The accompanying financial statements for December 31, 2003 have been restated to correct errors made in 2001 and 2002.  The effect of the restatement was to reduce net loss in 2001 by $5,392 and to reduce net loss in 2002 by $35,283.  The accumulated deficit at the beginning of 2003 has been adjusted for the effects of the restatement on prior years.

Corrections for the year ended December 31, 2001 are as follows:

1.

Understatement of capitalized patent expenses in 2001 of $5,855.

2.

Understatement of amortization expense and accumulated amortization of patents of $252.

3.

Understatement of accrued interest on a loan payable of $115.

4.

Overstatement of interest receivable of $1,000.

5.

Overstatement of accounts payable totaling $905.

#

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 15 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS (continued)

Corrections for the year ended December 31, 2002 are as follows:

1.

Understatement of capitalized patent expenses of $35,447.

2.

Understatement of amortization expense and accumulated amortization of patents of $2,690.

3.

Overstatement of accrued interest on a loan payable of $482.

4.

Understated prepaid expenses of $2,044.

The restatement of the aforementioned errors for the year ended had no effect on the recorded net loss in the years ended December 31, 2004 and 2003.  The Company’s accumulated deficit has been increased by $40,675 ($nil per basic and diluted share) at December 31, 2003 for the effects of the restatement on prior years.