Form 10QSB
period 2005-03-31
ENERGENX, INC.
filed 2005-05-18
CIK 1289047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2005

OR

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-50739

ENERGENX, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA                                                                                                              20-1044677

State or jurisdiction of incorporation

                                                        (I.R.S Employer I.D

or organization                                                                                             No.)

6200 E. Commerce Loop, Post Falls, Idaho  83854

(Address of principal executive offices)

(208) 665-5553

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of May 16, 2005, there were 26,697,276 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___

No  X

ENERGENX, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of March 31, 2005 (unaudited)

and December 31, 2004 (audited)

   1

Statements of Operations (unaudited) for the three

months ended March 31, 2005 and 2004

   2

Statements of Changes in Stockholders’ Equity

(unaudited) for the three months ended March 31, 2005

   3

Statements of Cash Flows (unaudited) for the three

months ended March 31, 2005 and 2004

   4

Notes to Financial Statements

   5

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

PART I.  FINANCIAL STATEMENTS

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004
ASSETS

CURRENT ASSETS
Cash	$279,447	$413,015
Inventory	1,763	-
Notes receivable	20,753	17,241
Prepaid expense	26,960	33,638
Total Current Assets	328,923	463,894

PROPERTY AND EQUIPMENT, NET	11,657	13,014

OTHER ASSETS
License, net of accumulated amortization	74,200	76,000
Patents, net of accumulated amortization	47,712	49,424
Total Other Assets	121,912	125,424

TOTAL ASSETS	$462,492	$602,332

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,268	$12,010
Interest payable	2,674	2,674
Interest payable - related parties	2,607	2,607
Payroll taxes payable	9,741	12,670
Notes payable	1,799	1,799
Notes payable - related parties	-
Total Current Liabilities	33,089	31,760

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 55,000,000 shares authorized,
26,697,276 shares issued and oustanding	26,697	26,697
Additional paid-in capital	1,776,517	1,776,517
Deficit accumulated during development stage	(1,373,811)	(1,232,642)
Total Stockholders’ Equity	429,403	570,572

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,492	$602,332

See accompanying notes to interim financial statements.

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Three Months Ended			From September 29, 1999 (Inception) to March 31, 2005
		March 31
		2005		2004
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

OPERATING EXPENSES
Amortization and depreciation		4,869		2,428	76,534
Board of directors fees		-		-	60,000
Consulting		27,500		14,970	311,529
General and administrative		13,885		1,959	107,386
Legal and accounting		24,282		1,217	66,457
License and fees		-		-	107,139
Marketing		-		-	19,464
Rent		6,600		670	140,068
Research and development		2,241		-	51,362
Salaries and benefits		61,792		-	400,049
Travel		-		-	1,580
TOTAL OPERATING EXPENSES		141,169		21,244	1,341,568

LOSS FROM OPERATIONS		(141,169)		(21,244)	(1,341,568)

OTHER INCOME (EXPENSES)
Interest income		-		24	24
Interest expense		-		-	(34,877)
Loss on disposal of asset		-		-	(1,709)
Gain on forgiveness of debt		-		-	4,319
TOTAL OTHER INCOME (EXPENSES)		$-		$24	$(32,243)

LOSS BEFORE TAXES		(141,169)		(21,220)	(1,373,811)

INCOME TAXES		-		-	-

NET LOSS		$(141,169)		$(21,220)	$(1,373,811)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		26,697,276		19,668,832

See accompanying notes to interim financial statements.

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Common stock issued for cash at $0.001 per share	7,836,168	$7,836	$(6,530)	$-	$1,306

Net loss for period ending December 31, 1999	-	-	-	(3,588)	(3,588)

Balance, December 31, 1999	7,836,168	7,836	(6,530)	(3,588)	(2,282)

Common stock issued for convertible debt at
an average of $0.31 per share	195,060	195	59,815	-	60,010

Common stock issued for cash at $0.33 per share	330,000	330	109,670	-	110,000

Stock offering costs	-	-	(7,690)	-	(7,690)

Common stock issued for equipment
at $0.33 per share	9,750	10	3,240	-	3,250

Net loss for year ending December 31, 2000	-	-	-	(67,889)	(67,889)

Balance, December 31, 2000	8,370,978	8,371	158,505	(71,477)	95,399

Common stock issued for cash at $0.33 per share	453,000	453	150,547	-	151,000

Common stock issued for services
at $0.33 per share	158,280	158	52,602	-	52,760

Stock offering costs	-	-	(4,440)	-	(4,440)

Common stock issued for office equipment	1,086	1	361	-	362

Common stock issued for technology license	5,140,326	5,140	52,860	-	58,000

Common stock issued for services at $1.00
per share	2,606	3	2,603	-	2,606

Net loss for year ending December 31, 2001	-	-	-	(301,595)	(301,595)

Balance, December 31, 2001	14,126,276	$14,126	$413,038	$(373,072)	$54,092

See accompanying notes to interim financial statements.

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance, December 31, 2001	14,126,276	$14,126	$413,038	$(373,072)	$54,092

Common stock issued for cash at $1.00
per share	24,000	24	23,976	-	24,000

Common stock issued for loans payable
at $1.00 per share	20,000	20	19,980	-	20,000

Net loss for year ending December 31, 2002				(141,307)	(141,307)

Balance, December 31, 2002	14,170,276	14,170	456,994	(514,379)	(43,215)

Common stock issued for board of directors
fees at $0.05 per share	1,000,000	1,000	49,000	-	50,000

Common stock issued for consulting fees
at $0.05 per share	2,200,000	2,200	107,800	-	110,000

Common stock issued for licensing fees
at $0.05 per share	2,000,000	2,000	98,000	-	100,000
					-
Loss for year ending December 31, 2003	-	-	-	(310,189)	(310,189)

Balance, December 31, 2003	19,370,276	19,370	711,794	(824,568)	(93,404)

Common stock issued for cash at
$0.21 per share	2,400,000	2,400	497,600	-	500,000

Stock offering costs	-	-	(50,000)	-	(50,000)

Issuance of common stock for immediate exercise
of options for cash of $0.21 per share	2,400,000	2,400	497,600	-	500,000

Common stock issued for loans payable
at $0.05 per share	2,527,000	2,527	123,823	-	126,350

Merger and recapitalization of Company	-	-	(4,300)	-	(4,300)

Net loss for year ending December 31, 2004	-	-	-	(408,074)	(408,074)

Balance, December 31, 2004	26,697,276	26,697	1,776,517	(1,232,642)	570,572

Net loss for three months ended
March 31, 2005 (unaudited)	-	-	-	(141,169)	(141,169)

Balance, March 31, 2005 (unaudited)	26,697,276	$26,697	$1,776,517	$(1,373,811)	$429,403

See accompanying notes to interim financial statements.

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

					Deficit
					Accumulated
				Additional	During
	Common Stock			Paid-in	Development
	Shares		Amount	Capital	Stage	Totals

Balance, December 31, 2001	14,126,276		$14,126	$413,038	$(373,072)	$54,092

Common stock issued for cash at $1.00
per share	24,000		24	23,976	-	24,000

Common stock issued for loans payable
at $1.00 per share	20,000		20	19,980	-	20,000

Net loss for year ending December 31, 2002					(141,307)	(141,307)

Balance, December 31, 2002	14,170,276		14,170	456,994	(514,379)	(43,215)

Common stock issued for board of directors
fees at $0.05 per share	1,000,000		1,000	49,000	-	50,000

Common stock issued for consulting fees
at $0.05 per share	2,200,000		2,200	107,800	-	110,000

Common stock issued for licensing fees
at $0.05 per share	2,000,000		2,000	98,000	-	100,000
						-
Loss for year ending December 31, 2003	-		-	-	(310,189)	(310,189)

Balance, December 31, 2003	19,370,276	-	19,370	711,794	(824,568)	(93,404)

Common stock issued for cash at
$0.21 per share	2,400,000		2,400	497,600	-	500,000

Stock offering costs	-		-	(50,000)	-	(50,000)

Issuance of common stock for immediate exercise
of options for cash of $0.21 per share	2,400,000		2,400	497,600	-	500,000

Common stock issued for loans payable
at $0.05 per share	2,527,000		2,527	123,823	-	126,350

Merger and recapitalization of Company	-		-	(4,300)	-	(4,300)

Net loss for year ending December 31, 2004	-		-	-	(408,074)	(408,074)

Balance, December 31, 2004	26,697,276		26,697	1,776,517	(1,232,642)	570,572

Net loss for three months ended
March 31, 2005 (unaudited)	-		-	-	(141,169)	(141,169)

Balance, March 31, 2005 (unaudited)	26,697,276		$26,697	$1,776,517	$(1,373,811)	$429,403

See accompanying notes to interim financial statements.

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended		From September 29, 1999 (Inception) to March 31,
	March 31
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,169)	$(21,220)	$(1,373,812)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-	8,300	8,300
Gain on debt forgiveness	-	(3,255)	(4,319)
Loss on disposal of asset	-	-	1,806
Amortization and depreciation	4,869	2,428	76,538
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in accounts receivable	(3,513)	-	(20,616)
Decrease (increase) in prepaids	6,678	-	6,678
Decrease in deposits	-	-	(33,638)
Increase (decrease) in interest payable	-	(5,505)	-
Increase (decrease) in accounts payable	4,259	2,195	9,542
Increase (decrease) in payroll taxes payable	(2,929)	-	13,396
Increase (decrease) in inventory	(1,763)	-	10,907
Net cash used by operating activities	(133,568)	(17,057)	(989,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent	-	-	(68,501)
Cash paid for equipment purchased	-	-	(27,215)
Cash paid for leasehold improvements	-		(4,599)
Net cash used by investing activities	-	-	(100,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	-	(62,130)
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	2,160	199,610
Payment of notes payable	-	-	(109,882)
Proceeds from sale of common stock	-	500,000	1,286,306
Net cash provided by financing activities	-	502,160	1,369,614

Change in cash	(133,568)	485,103	279,447

Cash, beginning of period	413,015	425	-

Cash, end of period	$279,447	$485,528	$279,447

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$15,255
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$118,050	$198,060
Common stock issued for technology license	$-	$-	$58,000

See accompanying notes to interim financial statements.

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

On December 23, 2004, the Company acquired all of the outstanding common stock of Edward II, Inc., a fully reporting public company.  For accounting purposes, the acquisition has been treated as a recapitalization of Energenx with Energenx as the acquirer in a reverse acquisition.  The historical financial statements prior to December 23, 2004 are those of Energenx, the operating company, while the Company maintains the legal structure of the acquired Edward II, Inc.  See Note 11.

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

 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

Advertising Costs

Advertising costs are expensed when incurred.  There were no advertising expenditures incurred by the Company during the quarter ended March 31, 2005.

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

Concentration of Credit Risk

The Company maintains its cash in one commercial account at a major financial institution.  Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at March 31, 2005 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $179,447.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage

The Company is in the development stage and has not commenced the sale of any products.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2005.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,373,811 through March 31, 2005 and has a history of recurring losses.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Impaired Asset Policy

The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  At March 31, 2005, the Company determined that there were no impairments of its long-lived assets.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Intangible assets are composed of a patent and license.  They are amortized on a straight-line basis over ten and fifteen year lives, respectively.

Inventory

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

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

Revenue Recognition

Revenues from sales will be recognized at the time the hybrid modules are delivered.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at March 31, 2005 includes the prepayment of a commercial lease and an alarm system monitoring fees.  See Note 14.

During the year ended December 31, 2004, the Company purchased a security system.  The cost of the system included a prepayment of the related monitoring services, totaling $638.

NOTE 4– PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years.  Depreciation expense for the quarters ended March 31, 2005 and 2004 was $655 and $971, respectively.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	March 31,	December 31,
	2005	2004

Machinery	$17,811	$17,111
Office Furniture and Equipment	12,919	12,919
Leasehold Improvements	2,891	2,891
	33,621	33,621
Less Accumulated Depreciation	(21,964)	(21,309)
Net Property and Equipment	$11,657	$12,312

NOTE 5 – PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years.  The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2003	$68,500	$12,226	$56,274
2004 Activity	-	6,850
Balance, December 31, 2004	68,500	19,076	49,424
2005 Activity	-	1,712
Balance, March 31, 2005	$68,500	$20,788	$47,712

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

NOTE 7 – LICENSE AGREEMENT WITH AFFILIATED COMPANY

On December 1, 2004, the Company entered into an exclusive technology license agreement with a corporation that is principally controlled by a member of the board of directors.  Pursuant to that agreement, the Company granted an exclusive license in the area of North America (the United States, Canada and Mexico) to proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles.  The license granted includes a license of existing patents rights owned by Energenx and of any patent applications to be filed to the extent that it relates to the proprietary Energenx technology involving a battery charging system utilized for charging battery operated vehicles other than automobiles.  The license shall remain exclusive for a period of ten years, with an option to extend the exclusivity for an additional ten years.  There was no right to sublicense granted in the agreement.

The licensee agrees to pay royalties equal to five percent of the gross sales price of all products sold which utilize the licensed proprietary technology to Energenx.  A de minimus up front license fee of $1 was paid for the license.

NOTE 7 – LICENSE AGREEMENT WITH AFFILIATED COMPANY (continued)

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

NOTE 8 – RELATED PARTY TRANSACTIONS

At December 31, 2003, unpaid loans from several shareholders totaled $147,455.  These loans, with interest ranging from 6% to 8% per annum, were unsecured and fully paid by December 31, 2004. The majority of the outstanding principal and accrued interest at year end 2003 was converted into common stock during 2004.

During the quarter ended March 31, 2005, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx.  At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company.  This was done as the two companies shared joint office space and split certain expenses.  The net amount owing from Bedini Electronics at March 31, 2005 is $15,653.  Of this amount, $4,000 is secured by a note from Bedini Electronics, bearing interest of 6%.  Monthly payments of $352 will commence on April 15, 2005 until the loan is repaid.

Also during the years ended December 31, 2002, the Company loaned to two of its officers a total of $4,900.  At the time the Company was not paying salaries.  Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited.  However, now that the Company is a fully reporting entity, the officers expect to repay the loaned amount through payroll deductions.

For additional related party transactions, see Notes 6, 7, and 14.

NOTE 9 – NOTES PAYABLE

In addition to the notes referenced in Note 8, the Company also received loans from outside parties in 2002 totaling $44,500.  These notes were unsecured and interest is payable at 6% per annum.  Accrued interest at March 31, 2005 is $5,281.

NOTE 10 - PROVISION FOR TAXES

At March 31, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $374,218 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset was recorded at March 31, 2005.  The significant components of the deferred tax asset at March 31, 2005 were as follows:

	March 31, 2005	December 31, 2004
Net operating loss carryforward	$ 1,114,000	$ 970,000

Deferred tax asset	$ 378,000	$ 331,000
Deferred tax asset valuation allowance	$ (378,000)	$ (331,000)

At March 31, 2005, the Company had net operating loss carryforwards of approximately $1,114,000, which expire in the years 2019 through 2024.  In 2003, the Company recognized approximately $260,000 of losses from the issuance of common stock for services and license fees which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from December 31, 2004 to March 31, 2005 was $47,000.

NOTE 11 – ACQUISITION OF EDWARD II, INC.

On December 23, 2004, the Company acquired all of the outstanding common stock (430,000 shares) of Edward II, Inc. from its sole shareholder by paying $4,300 in cash.  The acquired shares were subsequently retired.  The Company reissued its outstanding common shares to its shareholders of record in compliance with a transaction pursuant to Rule 12g-3 of the Securities and Exchange Commission.  For accounting purposes, the acquisition has been treated as a recapitalization of Energenx, with Energenx as the acquirer (reverse acquisition).  The historical financial statements prior to December 23, 2004 are those of Energenx while the legal structure of Edward II, Inc. remains in place.  Edward, II, Inc. had no assets or liabilities at the time of the acquisition.

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

No common stock was issued during the three months ended March 31, 2005.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On March 31, 2004, the Company entered into a new two-year lease for office space.  In lieu of a security deposit, the Company in 2004 prepaid the entire amount of the lease, $52,800, which was then included in prepaid expenses in the financial statements.  The unamortized prepaid balance at March 31, 2005 was $26,400.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time.  The discussion of the Registrant’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.  This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

Energenx, Inc.’s (the “Company” or “Energenx”) financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   Energenx  uses cash and cash equivalents as its primary measure of liquidity.  Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

As of March 31, 2005, we had a working capital surplus of $295,834, compared to a working capital surplus  of $432,134 for the year ended December 31, 2004.  This must be read in conjunction with the notes to the financial statements of December 31, 2004.  We believe that our current cash needs for at least the next twelve months can be met by our revenues.

Results of Operations

For the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

Revenues

Total revenues amounted to $0 for the three months ended March 31, 2005 compared to $0 for the corresponding period in the prior year.  Since the company has had no revenues since its inception, a comparison of the two periods is not meaningful.

Operating Expenses

Costs and expenses amounted to $141,169 for the three months ended March 31, 2005 compared to $21,244 for the corresponding period in the prior year, an increase of $119,925. This increase was primarily the result of the Company merging with a company that had a plan of operations in the process of implementation.

Net Income or Loss

Net loss amounted to $141,169 for the three months ended March 31, 2005 compared to a net loss of $21,220 for the corresponding period in the prior year, an increase of $119,949.  The net loss increase primarily due to an increase in operating expenses.

Plan of Operations

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

ITEM 3. CONTROLS AND PROCEDURES

The Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report.  Based on such evaluation, the Registrant’s Chief Executive Officer has concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in the Registrant’s internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued during the three months ended March 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2005.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: 31.1 Rule 13a-14(a)/15d-14(a) Certification 31.2 Rule 13a-14(a)/15d-14(a) Certification 32.1 Section 1350 Certification. 32.2 Section 1350 Certification

(b) Reports on Form 8-K:

February 4, 2005: Dismissal of Beckstead and Watts; LLP and appointment of Williams and Webster, PS as independent accountant.

February 24, 2005: Amendment to change of independent accountants

April 19, 2005: Completion of acquisition of Edward II and merger.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGENX, INC.

BY: /s/ Gary A. Bedini -------------------------------------- Gary A. Bedini Chief Executive Officer Date: May 16, 2005

Exhibit 31.1

CERTIFICATIONS

I, Gary A. Bedini, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Energenx Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness  of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting; and

Date:

May 16, 2005

/s/ Gary A. Bedini

Gary A. Bedini

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Rick M. Street, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Energenx Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness  of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:

May 16, 2005

/s/ Rick M. Street

Rick M. Street

Chief Financial Officer

Exhibit 32

ENERGENX, INC.

SECTION 1350 CERTIFICATION

In connection with the periodic report of ENERGENX, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, GARY A. BEDINI, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Date:

May 16, 2005

By: /s/ Gary A. Bedini

Gary A. Bedini

Chief Executive Officer

ENERGENX, INC.

SECTION 1350 CERTIFICATION

In connection with the periodic report of ENERGENX, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, RICK M. STREET, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Date:

May 16, 2005

By: /s/ Rick M. Street

Rick M. Street

Chief Financial Officer