Form 10QSB
period 2005-06-30
ENERGENX, INC.
filed 2005-08-15
CIK 1289047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission file number  000-50739

ENERGENX, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	20-1044677
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

6200 E. Commerce Loop, Post Falls, Idaho  83854

(Address of principal executive offices)

(208) 665-5553

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of August 11, 2005, there were 26,697,276 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___

No  X

ENERGENX, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 (audited)	F-1

Statements of Operations (unaudited) for the three months and six months ended June 30, 2005 and 2004	F-2
F-3
Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004

Notes to Financial Statements	F-4

Item 2. Plan of Operations	9

Item 3. Controls and Procedures	12

PART II. OTHER INFORMATION	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 6. Exhibits and Reports on Form 8-K	13

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$129,544	$413,015
Inventory	2,633	-
Notes receivable - related party	19,766	17,241
Prepaid expense	20,281	33,638
Total Current Assets	172,224	463,894

PROPERTY AND EQUIPMENT, NET	11,265	13,014

OTHER ASSETS
License, net of accumulated amortization	72,400	76,000
Patents, net of accumulated amortization	45,999	49,424
Total Other Assets	118,399	125,424

TOTAL ASSETS	$301,888	$602,332

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,840	$12,010
Interest payable	2,674	2,674
Interest payable - related parties	2,607	2,607
Payroll taxes payable	20,349	12,670
Notes payable	1,799	1,799
Total Current Liabilities	31,269	31,760

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 55,000,000 shares authorized,
26,697,276 shares issued and oustanding,	26,697	26,697
Additional paid-in capital	1,776,517	1,776,517
Deficit accumulated during development stage	(1,532,595)	(1,232,642)
Total Stockholders' Equity (Deficit)	270,619	570,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$301,888	$602,332

	-	(0)

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

										From
										September 29,
										1999
		Three Months Ended				Six Months Ended				(Inception) to
		June 30,				June 30,				June 30,
		2005		2004		2005		2004		2005
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

REVENUES		$-		$-	$		$			$-

OPERATING EXPENSES
Amortization and depreciation		4,904		7,633		9,773		10,061		81,438
Consulting		-		20,000		27,500		34,970		311,529
General and administrative		28,632		21,871		49,117		24,500		464,269
Legal and accounting		22,192		1,766		46,474		2,983		88,649
Research and development		70,250		7,391		95,154		7,391		144,275
Salaries and benefits		32,873		51,497		72,002		51,497		410,259
TOTAL OPERATING EXPENSES		158,851		110,158		300,020		131,402		1,500,419

LOSS FROM OPERATIONS		(158,851)		(110,158)		(300,020)		(131,402)		(1,500,419)

OTHER INCOME (EXPENSES)
Interest income - related party		67		-		67		24		91
Interest expense		-		-		-		(1)		(34,877)
Loss on disposal of asset		-		-		-		-		(1,709)
Gain on forgiveness of debt		-		-		-		-		4,319
TOTAL OTHER INCOME (EXPENSES)	#	67	#	-		67		23	#	(32,176)

LOSS BEFORE TAXES		(158,784)		(110,158)		(299,953)		(131,379)		(1,532,595)

INCOME TAXES		-		-						-

NET LOSS		$(158,784)		$(110,158)		$(299,953)		$(131,379)		$(1,532,595)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED		$(0.01)		$(0.01)		$(0.01)		$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		26,697,276		19,097,000		26,697,276		19,097,000

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From
			September 29,
			1999
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(299,953)	$(131,379)	$(1,532,595)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for payment of interest	-	(5,505)	100,000
Gain on debt forgiveness	-	-	8,300
Loss on disposal of asset	-	-	(4,319)
Amortization and depreciation	9,773	10,061	11,579
Adjustments to reconcile net (loss) to net cash			71,669
provided (used) by operating activities:
Decrease (increase) in note receivable	(2,524)	(4,739)	(2,524)
Decrease (increase) in accounts receivable	-	-	(17,103)
Decrease (increase) in prepaids	13,357	(46,200)	13,357
Decrease in deposits	-	-	(33,638)
Increase (decrease) in accounts payable	(8,170)	(26,434)	(2,888)
Increase (decrease) in payroll taxes payable	7,679	21,497	24,004
Increase (decrease) in inventory	(2,633)	-	10,037
Net cash used by operating activities	(282,471)	(182,699)	(1,138,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent	-	(865)	(68,501)
Cash paid for equipment purchased	(1,000)	-	(28,215)
Cash paid for leasehold improvements	-	(2,859)	(4,599)
Net cash used by investing activities	(1,000)	(3,724)	(101,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	-	(62,130)
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	-	199,610
Payment of notes payable		(42,500)	(109,882)
Proceeds from sale of common stock	-	500,000	1,286,306
Net cash provided by financing activities	-	457,500	1,369,614

Change in cash	(283,471)	271,077	129,544

Cash, beginning of period	413,015	425	-

Cash, end of period	$129,544	$271,502	$129,544
	-	-	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$15,255
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

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

Concentration of Credit Risk

The Company maintains its cash in one commercial account at a major financial institution.  Although the financial institution is considered creditworthy, at June 30, 2005 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $29,544.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,532,302 through June 30, 2005 and has a history of recurring losses.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management has developed technology that if proven will result in a marketable product. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $1,000,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the six months ended June 30, 2005 and 2004 were $95,154 and $7,391, respectively.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at June 30, 2005 includes the prepayment of a commercial lease and an alarm system monitoring fees.  See Note 7.

During the year ended December 31, 2004, the Company purchased a security system.  The cost of the system included a prepayment of the related monitoring services, totaling $638.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years.  Depreciation expense for the six months ended June 30, 2005 was $2,748.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	June 30,	December 31,
	2005	2004

Machinery	$18,811	$17,811
Office Furniture and Equipment	12,919	12,919
Leasehold Improvements	2,891	2,891
	34,621	33,621
Less Accumulated Depreciation	(23,356)	(20,607)
Net Property and Equipment	$11,265	$13,014

NOTE 5 – PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years.  The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2002	$56,574	$5,945	$50,629
2003 Activity	11,926	6,281	-
Balance, December 31, 2003	68,500	12,226	56,274
2004 Activity	-	6,850	-
Balance, December 31, 2004	68,500	19,076	49,424
2005 Activity		3,425	-
Balance, June 30, 2005	$68,500	$22,501	$45,999

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2003, unpaid loans from several shareholders totaled $147,455.  These loans, with interest ranging from 6% to 8% per annum, were unsecured and fully paid by December 31, 2004. The majority of the outstanding principal and accrued interest at year end 2003 was converted into common stock during 2004.

During the years ended December 31, 2002, the Company loaned to two of its officers a total of $4,900.  At the time the Company was not paying the salaries.  Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited.  However, now that the Company is a fully reporting entity, the officers expect to repay the loaned amount through payroll deductions.  The amount is included in notes payable – related parties in the financial statements.

During the six months ended June 30, 2005, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx.  At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company.  This was done as the two companies shared joint office space and split certain expenses.  Also during this time, the Company loaned Bedini Electronics $4,000 in cash for operations.

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

This related loan, which bears interest of 6%, is payable in monthly installments of $352.  At June 30, 2005, the unpaid loan balance included from Bedini Electronics included in notes payable – related parties is $14,866.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On March 31, 2004, the Company entered into a new two-year lease for office space.  In lieu of a security deposit, the Company in 2004 prepaid the entire amount of the lease, $52,800, which was then included in prepaid expenses in the financial statements.  The unamortized prepaid balance at June 30, 2005 was $19,800.

Item 2.

Plan of Operations

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS.  IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THE MARKETS.  THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR REPORT ON THIS FORM 10-QSB AND IN OUR OTHER PUBLIC FILINGS, INCLUDING OUR FORM 10-KSB.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.  ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GIVE ANY ASSURANCES THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.  WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto appearing in Part I, Item 1.

A.

General.

Since commencement of operations in 1999, our efforts have been principally devoted to research and development activities, including the development of an efficient energy generation system and battery chargers, recruiting management personnel and advisors, and raising capital.

Our current business strategy is to concentrate our financial resources primarily on the further development of our Potential Battery Charger technology.  In addition to the battery charger program, we plan to continue to undertake research and development on our electromagnetic motor/generator battery system.

B.

Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves meeting any demand for Potential modules from GTG Corp., and research and development activities on energy generation and battery charger prototypes.

Concerning the battery chargers, product research will continue on improving the efficiency of the Potential Battery Charger.  We have begun development of variations of the Potential Battery Charger for specific markets to accommodate 12-volt, 24-volt, 36-volt and 48-volt applications with a wide range of capacity requirements.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential hybrid modules.  We did not receive any orders from GTG Corp. during the second quarter of 2005.  We cannot assure you that GTG Corp. will order any Potential modules from us in 2005 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the Potential hybrid module from GTG Corp.  Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment.  Depending on the availability of capital and the volume of orders from GTG Corp., such equipment purchases are anticipated to be in the range of $100,000 for the next twelve months.  Also depending on the availability of capital and the volume of orders from GTG Corp., we may hire up to three more employees if we receive orders from GTG Corp.  We did not make any significant equipment purchases or hire any new employees in the period ending June 30, 2005.  We intend to contract out the bulk of the manufacturing of the Potential hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

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

C.

Liquidity and Capital Resources.

As of June 30, 2005, we had $129,544 in cash and cash equivalents and $249,608 in working capital.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the six months ending June 30, 2005 was $282,471 resulting in a net loss of $299,953.

We did not complete any financing activities during the three months ended June 30, 2005.

Our current real estate lease is on a two year renewal basis.  We plan to finance our needs principally from the following:

•

our existing capital resources and interest earned on that capital;

•

revenues from purchase of Potential modules by GTG Corp., if any;

•

royalty income, if any, from product sales by GTG Corp.; and

•

through future private placement financing.

As mentioned above, we may generate revenue from GTG Corp. if they order Potential hybrid modules under our license agreement.  We cannot at this time assure you that those orders will occur or that revenues will be generated in fiscal year 2005, if at all.

We believe that we have sufficient capital resources to finance our plan of operation for at least the next five months.  If necessary, temporary reductions in salaries and benefits will be put into place in order to fit into our budget constraints.  However, this is a forward-looking statement, and there may be changes that could consume available resources before the end of the year.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We are pursuing potential equity financing that may generate additional capital for us.  We will need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger and our hybrid electromagnetic motor/generator product candidate.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the five month period ending December 31, 2005, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in note 2 to the financial statements included in our Form 10-KSB.  Our critical accounting policies are:

Research and development costs:  Research and development costs are expensed as incurred.  Beginning with the financial statements for the quarter ending June 30, 2005 we have included certain salary and benefit expenses in the research and development line item.

Item 3.

Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, including our Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based on that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were sufficiently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders.

We held our 2005 Annual Meeting of Stockholders on July 15, 2005.  At the meeting, the six incumbent directors of Energenx were re-elected.  Gary A. Bedini, John C. Bedini, Thomas E. Bearden, Ph.D. Hans Werner Huss, Marvin Redenius, and Rick M. Street each received 15,744,398 votes for, 0 votes against, and 0 abstentions.  The appointment of Williams & Webster, P.S., independent auditors, as Energenx’s auditors was ratified.  The ratification of the auditors was approved by a vote of 15,744,398 votes for, 0 votes against, and 0 abstentions.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32

Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Energenx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 11, 2005.

ENERGENX, INC.

Gary A. Bedini

______________________________

President and Chief Executive Officer

By: /s/ Rick M. Street

Rick M. Street

Chief Financial Officer, Secretary, and Treasurer

 (Principal Financial and Accounting Officer)

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

Date:  August 11, 2005

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

Date:  August 11, 2005

/s/ Rick M. Street

Rick M. Street

Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)

Exhibit 32

ENERGENX, INC.

SECTION 1350 CERTIFICATIONS

In connection with the periodic report of ENERGENX, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, GARY A. BEDINI, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  August 11, 2005

By: /s/ Gary A. Bedini

Gary A. Bedini

In connection with the periodic report of ENERGENX, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, RICK M. STREET, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  August 11, 2005

By: /s/ Rick M. Street

Rick M. Street