Form 10QSB
period 2005-09-30
ENERGENX, INC.
filed 2005-11-14
CIK 1289047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

OR

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number

000-50739

ENERGENX, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-1044677
(State or other jurisdiction of incorporation	(I.R.S. Employer
or Organization	Identification No.:

6200 E. Commerce Loop, Post Falls, Idaho  83854

(Address of principal executive offices)

(208) 665-5553

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of November 10, 2005, there were 26,697,276 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___

No  X

ENERGENX, INC.

INDEX

PART I.

FINANCIAL INFORMATION

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$36,933	$413,015
Inventory	3,503	-
Notes receivable	13,850	17,241
Prepaid expense	13,602	33,638
Total Current Assets	67,888	463,894

PROPERTY AND EQUIPMENT, NET	10,167	13,014

OTHER ASSETS
License, net of accumulated amortization	70,600	76,000
Patents, net of accumulated amortization	44,287	49,424
Total Other Assets	114,887	125,424

TOTAL ASSETS	$192,942	$602,332

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,903	$12,010
Interest payable	2,674	2,674
Interest payable - related parties	2,607	2,607
Payroll taxes payable	15,822	12,670
Notes payable	1,799	1,799
Accrued payroll	14,876	-
Total Current Liabilities	44,681	31,760

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 55,000,000 shares authorized,
26,697,276 shares issued and outstanding,	29,697	26,697
Additional paid-in capital	3,273,517	1,776,517
Subscriptions receivable	(1,500,000)	-
Deficit accumulated during development stage	(1,654,953)	(1,232,642)
Total Stockholders' Equity (Deficit)	148,261	570,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192,942	$602,332

See accompanying condensed notes to the interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

							From
							September 29,
							1999
		Three Months Ended			Nine Months Ended		(Inception) to
		September 30,			September 30,		September 30,
		2005		2004	2005	2004	2005
		(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-		$-	$-	$-	$-

OPERATING EXPENSES
Amortization and depreciation		4,877		3,240	14,652	13,301	86,317
Consulting		-		30,000	27,500	64,970	311,529
General and administrative		8,381		6,291	44,732	30,791	326,416
Legal and accounting		11,975		12,093	58,449	15,076	100,624
Rent		6,600		6,600	19,800	14,740	153,268
Research and development		55,608		3,088	150,761	10,479	199,882
Salaries and benefits		34,522		44,177	106,524	95,674	444,781
TOTAL OPERATING EXPENSES		121,963		105,489	422,418	245,031	1,622,817

LOSS FROM OPERATIONS		(121,963)		(105,489)	(422,418)	(245,031)	(1,622,817)

OTHER INCOME (EXPENSES)
Interest income		40		-	107	24	131
Interest expense		-		(2)	-	(3)	(34,877)
Loss on disposal of asset		-		-	-	-	(1,709)
Gain on forgiveness of debt				-	-	-	4,319
TOTAL OTHER INCOME (EXPENSES)		40		(2)	107	21	(32,136)

LOSS BEFORE TAXES		(121,923)		(105,491)	(422,311)	(245,010)	(1,654,953)

INCOME TAXES		-		-	-	-	-

NET LOSS		$(121,923)		$(105,491)	$(422,311)	$(245,010)	$(1,654,953)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		26,730,243		26,143,130	26,708,305	23,386,800

See accompanying condensed notes to the interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			September 29,
			1999
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(422,311)	$(245,010)	$(1,654,952)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-	(5,505)	8,300
Gain on debt forgiveness	-	-	(4,319)
Loss on disposal of asset	-	-	1,806
Amortization and depreciation	14,652	13,301	86,317
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in note receivable	3,391	(5,739)	(13,711)
Decrease (increase) in prepaids	20,035	(40,229)	(13,602)
Increase (decrease) in interest payable	-	(17,504)	5,282
Increase (decrease) in accounts payable	(5,107)	(27,028)	11,218
Increase (decrease) in accrued payroll	14,876	-	14,876
Increase (decrease) in payroll taxes payable	3,152	6,107	15,822
Increase (decrease) in inventory	(3,503)	-	(3,503)
Net cash used by operating activities	(374,815)	(321,607)	(1,231,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent	-	-	(68,500)
Cash paid for equipment purchased	(1,267)	-	(28,482)
Cash paid for leasehold improvements	-	(2,859)	(4,599)
Net cash used by investing activities	(1,267)	(2,859)	(101,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	(50,000)	(62,130)
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	1,660	199,610
Payment of notes payable	-	(50,000)	(109,882)
Proceeds from sale of common stock	-	1,000,000	1,286,306
Net cash provided by financing activities	-	901,660	1,369,614

Change in cash	(376,082)	577,194	36,933

Cash, beginning of period	413,015	425	-

Cash, end of period	$36,933	$577,619	$36,933

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$15,255
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$118,050	$198,060
Common stock issued for technology license	$-	$-	$58,000

See accompanying condensed notes to the interim financial statements.

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,654,953 through September 30, 2005 and has a history of recurring losses.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management has developed technology that if proven will result in a marketable product. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $1,000,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the nine months ended September 30, 2005 and 2004 were $150,761 and $10,479, respectively.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at September 30, 2005 includes the prepayment of a commercial lease and an alarm system monitoring fees.  See Note 7.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 3 to 7 years.  Depreciation expense for the nine months ended September 30, 2005 was $3,753.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	September 30,	December 31,
	2005	2004

Machinery	$18,811	$17,811
Office Furniture and Equipment	12,919	12,919
Leasehold Improvements	3,158	2,891
	34,888	33,621
Less Accumulated Depreciation	(24,721)	(20,607)
Net Property and Equipment	$10,167	$13,014

NOTE 5 – PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years.  The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2003	$68,500	$12,226	$56,274
2004 Activity	-	6,850	-
Balance, December 31, 2004	68,500	19,076	49,424
2005 Activity	-	5,137	-
Balance, September 30, 2005	$68,500	$24,213	$44,287

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2003, unpaid loans from several shareholders totaled $147,455.  These loans, with interest ranging from 6% to 8% per annum, were unsecured and fully paid by December 31, 2004. The majority of the outstanding principal and accrued interest at year end 2003 was converted into common stock during 2004.

During the years ended December 31, 2002, the Company loaned to two of its officers a total of $4,900.  At the time, the Company was not paying the salaries.  Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited.  During the quarter ended September 30, 2005, the officers have repaid this loan.

During the nine months ended September 30, 2005, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx.  At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company.  This was done as the two companies shared joint office space and split certain expenses.  The balance owing to the Company from Bedini Electronics at September 30, 2005 is $11,853, and is included in notes receivable in the financial statements.  Also during this time, the Company loaned Bedini Electronics $4,000 in cash for operations. This related loan, which bears interest of 6%, is payable in monthly installments of $352.  At September 30, 2005, the unpaid loan balance from Bedini Electronics was $1,997 and included in notes receivable in the financial statements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

In 2003, the Company abandoned its leased commercial space and moved to a different location.  Accrued lease payments of $24,760 were included in accounts payable in the financial statements at December 31, 2003.  In January 2004, the Company came to an agreement and paid $21,506 which was accepted by the landlord in full payment of the accrual.  The remaining balance was written off as a gain on debt forgiveness in the financial statements.

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

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential hybrid modules.  We did not receive any orders from GTG Corp. during the third quarter of 2005.  We cannot assure you that GTG Corp. will order any Potential modules from us in 2005 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the Potential hybrid module from GTG Corp.  Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment.  Depending on the availability of capital and the volume of future orders from GTG Corp., such equipment purchases are anticipated to be in the range of $100,000 for the next twelve months.  Also depending on the availability of capital and the volume of orders from GTG Corp., we may hire up to three more employees if we receive orders from GTG Corp.  We did not make any significant equipment purchases or hire any new employees in the period ending September 30, 2005.  We intend to contract out the bulk of the manufacturing of the Potential hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

Our actual research and development and related activities may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of our research and development programs, technological advances, determinations as to commercial viability and the status of competitive products.  The focus and direction of our operations will also be dependent on the establishment of our collaborative arrangement with other companies, the availability of financing and other factors.  We expect our development costs to increase as our battery charger systems development programs enter the later stages of development.

C.

Liquidity and Capital Resources.

As of September 30, 2005, we had $36,933 in cash and cash equivalents and $23,207 in working capital as compared to $413,015 in cash and cash equivalents and $432,134 in working capital at December 31, 2004.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the nine months ended September 30, 2005 was $374,815 resulting in a net loss of $422,490.

We did not complete any financing activities during the three months ended September 30, 2005.  An investor signed a subscription agreement on September 30, 2005 pursuant to which the investor agreed to purchase 3,000,000 shares of common stock from Energenx for $1,500,000.  To date we have not received this subscription receivable and we will not issue the shares of common stock until the funds are received.

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

We believe that we have sufficient capital resources to finance our plan of operation for at least the next two months.  Salaries have not been paid to employees since mid September 2005 in order to continue to operate within current budget restraints and it is management’s intention not to resume payment of salaries unless and until Energenx is able to raise sufficient capital in a private placement or generates significant revenue.  Salaries are being accrued and will be payable if and when Energenx raises additional capital.  However, this is a forward-looking statement, and there may be changes that could consume available resources before the end of the year.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We are pursuing potential equity financing that may generate additional capital for us, including the subscription receivable from an investor signed on September 30, 2005.  We will need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger and our hybrid electromagnetic motor/generator product candidate.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the two month period ending December 31, 2005, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Item 6.

Exhibits

(a)

Exhibits

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32

Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Energenx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 11, 2005.

ENERGENX, INC.

By: /s/ Gary A. Bedini

Gary A. Bedini

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

Date:  November 11, 2005

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

Date:  November 11, 2005

/s/ Rick M. Street

Rick M. Street

Chief Financial Officer, Secretary and Treasurer

(Principal Financial and Accounting Officer)

Exhibit 32

ENERGENX, INC.

SECTION 1350 CERTIFICATIONS

In connection with the periodic report of ENERGENX, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, GARY A. BEDINI, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  November 11, 2005

By: /s/ Gary A. Bedini

Gary A. Bedini

In connection with the periodic report of ENERGENX, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, RICK M. STREET, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  November 11, 2005

By: /s/ Rick M. Street

Rick M. Street