Form 10KSB
period 2005-12-31
ENERGENX, INC.
filed 2006-04-03
CIK 1289047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission file number:  000-50739

ENERGENX, INC.

State or other jurisdiction of incorporation or organization:  NEVADA

I.R.S. Employer Identification Number:  20-1044677

6200 E. Commerce Loop

Post Falls, Idaho 83854

Telephone:  (208) 665-5553

Securities registered under Section 12(b) of the Exchange Act

NONE

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer’s revenues for its fiscal year ended December 31, 2005 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold (on January 13, 2006 at $0.50 per share), as of March 15, 2006 was $5,938,434.

The number of shares of Common Stock, par value $0.001, of the issuer outstanding as of March 15, 2006, was 27,497,276 shares.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No  X

TABLE OF CONTENTS

PART I

  Page

Item 1.

Description of Business

4

Item 2.

Description of Property

12

Item 3.

Legal Proceedings

12

Item 4.

Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.

Market for Common Equity and Related

Stockholder Matters

12

Item 6

Management’s Discussion and Analysis or Plan of Operation

15

Item 7.

Financial Statements

26

Item 8.

Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure

26

Item 8A.

Controls and Procedures

27

Item 8B.

Other Information

27

PART III

Item 9.

Directors, Executive Officers of the Registrant;

Compliance with Section 16 (a) of the Securities Exchange Act

28

Item 10.

Executive Compensation

31

Item 11.

Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters

32

Item 12.

Certain Relationships and Related Transactions

33

Item 13.

Exhibits

35

Item 14.

Principal Accountant Fees and Services

35

EXHIBIT INDEX

36

SIGNATURES

37

FORWARD LOOKING STATEMENTS

This Report on Form 10-KSB and the documents incorporated by reference include “forward-looking statements”.  To the extent that the information presented in this Report on Form 10-KSB discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking.  Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-KSB.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.  When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the “Risk Factors” section above and “Management’s Discussion and Analysis or Plan of Operation” section below, and other sections of this Report on Form 10-KSB.

The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from those included in such forward-looking statements.  There are many factors that could cause actual results to differ materially from the forward looking statements.  For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 18 of this Report on Form 10-KSB/A.  Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-KSB and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-KSB.

PART I

Item 1.

Description of Business.

TABLE OF CONTENTS

A.

Energenx – Introduction, Business Strategy

B.

Energenx Research and Product Development Programs

C.

Licensed Proprietary Technology

D.

Out-Licensed Technology

E.

Competition

G.

Strategic Alliance

H.

Marketing and Sales

I.

Patents, Trademarks, and Copyrights

J.

Employees

A.

Energenx Inc. – Introduction, Business Strategy

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

B.

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

During 2005 we have continued our development of variations of the Potential Battery Charger for specific markets to accommodate 12-volt, 24-volt, 36-volt and 48-volt applications with a wide range of capacity requirements.

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

C.

Licensed Proprietary Technology

Bedini Exclusive Technology License Agreements

On October 8, 1999, pursuant to an Exclusive Technology License Agreement and Right to Purchase Patents, we obtained an exclusive license from John Bedini to a patent application and any proprietary technology developed by John Bedini involving a back electromagnetic force permanent electromagnetic motor generator.  A patent application covered by the license agreement relating to this technology was subsequently filed on January 13, 2000 and issued as a patent on May 21, 2002 concerning a “Device and method of a back EMF permanent electromagnetic motor generator”.  John Bedini also agreed, in the event that he was granted domestic or foreign patents relating to the back electromagnetic force permanent electromagnetic motor generator in the future, that John Bedini would, within 60 days, assign all right, title and interest in such patents to Energenx.  After the patent application covered by the license agreement was issued, John Bedini assigned the patent to Energenx, with Energenx retaining its obligations under the license agreement.

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

D.

Out-Licensed Technology

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

GTG Corp. agreed to pay royalties equal to five percent of the gross sales price of all products sold which utilize the licensed proprietary technology.  A de minimus up front license fee of $1 was paid by GTG Corp. for the license.

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

E.

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

F.

Strategic Alliance – GTG Corp.

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

G.

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

H.

Patents, Trademarks, and Copyrights

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

On October 8, 1999, we obtained an exclusive worldwide license from John Bedini to any proprietary technology being developed by John Bedini involving a back electromagnetic force permanent electromagnetic motor generator.  A patent application covered by the license agreement relating to this technology was subsequently filed on January 13, 2000 and issued as a patent on May 21, 2002 concerning a “Device and method of a back EMF permanent electromagnetic motor generator”.

On May 1, 2001, we obtained an exclusive worldwide license from John Bedini to any proprietary technology being developed by John Bedini involving a monopole energy delivery system involved in charging batteries, including a patent application filed on March 13, 2001 entitled “Device and method for utilizing a monopole motor to create back EMF to charge batteries,” that was later issued as a patent on April 8, 2003.  An additional patent application covered by the license agreement relating to this technology was subsequently filed on December 21, 2001 and issued as a patent on January 13, 2004 concerning a “Device and method for pulse charging a battery and for driving other devices with a pulse.”  After the patent applications covered by each of the license agreements were issued, John Bedini assigned each of the patents to Energenx, with Energenx retaining its obligations under the license agreements.

Issued Patents

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

These patents can expire earlier if they are allowed to abandon or are not adequately maintained.  We do not have any patents pending.

We have not filed for any copyright or trademark protection to date.

J.

Employees

We currently have three full time employees, one of whom is involved in both management and research and development, and two of whom is in administration/management.  We have one part-time employee.

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

Energenx did not submit any matters to a vote of its stockholders in the fourth quarter of 2005.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is not traded on any securities exchange and there is currently no market for our common stock.

The transfer agent of Energenx is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of March 15, 2006 there were approximately 169 holders of record of Energenx’s common stock, of which 27,497,270 were issued and outstanding.

We have never paid cash dividends on our common stock.  We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

F.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2005.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On March 12, 2004, we issued an aggregate of 7,727,000 shares of common stock in several transactions, as follows.  An aggregate of 5,200,000 shares of common stock were issued to certain officers, directors and consultants of Energenx.  John Bedini, Vice President for Research and Development was issued 3,000,000 shares; Gary Bedini, President and CEO was issued 1,000,000 shares; Rick Street, Chief Financial Officer, Treasurer and Secretary, was issued 200,000 shares; Thomas Bearden, director, as issued 200,000 shares; Hans Werner Huss, director, was issued 200,000 shares; Raymond Kuh, consultant, was issued 200,000 shares; Klaus Lewin, consultant, was issued 200,000 shares; and Peter Lindeman, consultant, was issued 200,000 shares.  The shares were issued to these individuals at $0.001 per share in lieu of compensation due to those individuals for services rendered in 2002 and 2003 to Energenx as officers, directors, and consultants.  John Bedini and Gary Bedini, officers of Energenx, were each issued one million shares at $0.001 per share in lieu of compensation for fiscal year 2003.  In addition, John Bedini was issued an additional two million shares of common stock at $0.001 per share to prevent default under the terms of the Exclusive Technology License Agreement dated October 8, 1999.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 505 of the Securities Act.

Also on March 12, 2004, an aggregate of 2,527,000 shares of common stock was issued to three entities who converted loans and interest in an aggregate amount of $126,350 to Energenx into shares of common stock, with the shares valued at $0.05 per share.  Suncraft Ltd. converted aggregate loans of $26,500 into 530,000 shares of common stock.  The loans were originally made to Energenx between April and July of 2002.  The interest due on the loan, in the amount of $326.25 was assigned to Key Financial Services and was converted into shares.  Marycliff Investment Corp. (“Marycliff”) converted aggregate loans in a principal amount of $28,000 into 560,000 shares of common stock.  Marycliff loaned Energenx $10,000 on September 13, 2002 at an interest rate of 6% per annum.  Marycliff also converted the principal amounts of loans in an aggregate amount of $18,000 from other parties that had loaned Energenx that aggregate amount in 2002 into shares of common stock as part of the 560,000 shares issued to Marycliff on March 12, 2004.  The interest on the principal loan amounts aggregating to $28,000, converted into shares by Marycliff, in the aggregate amount of $2,394.00, was assigned to Key Financial Services, including the accrued interest of $902 on the Marycliff principal loan amount of $10,000.  The accrued interest on the loans assigned by Marycliff to Key Financial Services included interest of $1,492 previously assigned by other parties to Marycliff.  Key Financial Services, Inc. converted aggregate loans and interest of $71,850 into 1,437,000 shares of common stock.  The loans were originally made with an interest rate of 6% per annum.  The loans converted into shares included principal amounts of $63,550 and $8,300 of accrued interest, all of which was assigned to Key Financial by other parties.  The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 505 of the Securities Act.

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

On September 30, 2005, Energenx, Inc. (“Energenx”) entered into a Subscription Agreement with Marvin Redenius., a member of the Board of Directors of Energenx.  Pursuant to the Subscription Agreement Marvin Redenius has agreed to purchase 3,000,000 shares of common stock of Energenx for a purchase price of $1,500,000.  This private placement is exempt from registration pursuant to Section 4(2) of Securities Act of 1933, as amended, and pursuant to Rule 505 of Regulation D.  As of December 31, 2005, Energenx confirmed receipt of $200,000 of the $1,500,000 total purchase price pursuant to the Subscription Agreement signed

September 30, 2005.  Energenx has subsequently received an additional $200,000 of the $1,500,000 total purchase price.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES F-1 THROUGH F-20 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT.  ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO ENERGENX’S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS.  THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

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

Concerning the battery chargers, product research will continue on improving the efficiency of the Potential Battery Charger.  We will continue our development of variations of the Potential Battery Charger for specific markets to accommodate 12-volt, 24-volt, 36-volt and 48-volt applications with a wide range of capacity requirements.  In 2006 we expect to be able to deliver a 36 volt and 48 volt variations of our Potential Battery Chargers to GTG Corp. for UL assessment and testing.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential hybrid modules.  We cannot assure you that GTG Corp. will order any Potential modules from us in 2006 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

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

C.

Liquidity and Capital Resources.

As of December 31, 2005, we had $169,451 in cash and cash equivalents.  In January 2006 we received $200,000 from a private placement (see below).  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the fiscal year ended December 31, 2005 was $431,417 resulting in a net loss of $504,212.

Net cash from financing activities for the fiscal year ended December 31, 2005 was $200,000.  This does not include the $1,300,000 subscription receivable from Marvin Redenius pursuant to a Subscription Agreement signed on September 30, 2005, in which Mr. Redenius subscribed for 3,000,000 shares of common stock of Energenx for $1,500,000.  Of the $1,300,000 subscription receivable as of December 31, 2005, we have received $200,000 as of March 25, 2006.  We can give no assurance that we will receive the remaining $1,100,000 subscription receivable from Mr. Redenius.

Our current real estate lease is on a two year renewal basis.  We plan to finance our needs principally from the following:

•

our existing capital resources and interest earned on that capital;

•

revenues from purchase of Potential modules by GTG Corp., if any;

•

royalty income, if any, from product sales by GTG Corp.; and

•

through future private placement financing.

As mentioned above, we may generate additional revenues from GTG Corp. if they order Potential hybrid modules under our license agreement.  We cannot at this time assure you that those orders will occur or revenues will be generated in fiscal year 2006, if at all.

We believe that we have sufficient capital resources to finance our plan of operation for at least the next six months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs, public relations fees, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We will need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger and our hybrid electromagnetic motor/generator product candidate.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the six month period ending September 30, 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

D.

Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in note 2 to the financial statements included in this Form 10-KSB.  Our critical accounting policies are:

Revenue recognition:  Royalties will be recognized as revenue when the amounts earned become fixed and determinable.

Research, development costs:  Research and development costs are expensed as incurred.

E.

Risks and Uncertainties

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

We have incurred negative cash flow from operations since we incorporated and do not expect to generate positive cash flow from our operations for at least the next several years.  Therefore, we expect that we will need additional future financings in order to carry out our plan of operations beyond the next twelve months.  While Marvin Redenius signed a Subscription Agreement with us in September 2005 under which he undertook to purchase 3,000,000 shares of our common stock for a subscription price of $1,500,000, to date he has purchased only 800,000 shares for an aggregate of $400,000.  We can give no assurance that Mr. Redenius will purchase the remainder of our shares that he subscribed for and therefore we may never receive the $1,100,000 subscription receivable.

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

We have a limited operating history upon which investors may base an evaluation of our likely future performance.  Since we began operations in 1999 we have been engaged in developing our research programs, recruiting outside directors and key consultants.  We have not generated any revenue to date other than interest income.  Our only income other than equity financings has been a modest amount of interest income.  As of December 31, 2005, we had an accumulated deficit of $1,736,854 and our operating losses are continuing.

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

We expect to incur substantial operating losses for at least the next several years.  We currently have sufficient capital resources to fund our operations, with necessary adjustments to our general and administrative budget, at least through September 2006.  We currently have no sources revenue and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products.  If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

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

As of March 15, 2006, our directors and executive officers beneficially owned approximately 57% of our outstanding common stock.  As a result, our controlling stockholders are able to control all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions.  This concentration of ownership could also delay or prevent a change in control of Energenx that may be favored by other stockholders.

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

Item 7.

Financial Statements.

The Audited Financial Statements for this Form 10-KSB appear on pages F-1 through F-20 following the signature page below.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 28, 2005, the board of directors of Energenx, Inc. unanimously passed resolutions dismissing the independent accounting firm Beckstead and Watts, LLP, Certified Public Accountants, 3340 Wynn Road, Suite B, Las Vegas, Nevada 89102 and appointing the independent accounting firm Williams & Webster, PS., Certified Public Accountants, 601 W. Riverside, Suite 1940, Spokane, Washington 99201 to audit the financial statements of Energenx for the year ending December 31, 2004.  The board of directors dismissed the accounting firm Beckstead and Watts because that firm had performed the audits for Edward II, Inc., the blank check reporting company that Energenx merged with on December 28, 2004 and was not familiar with the business of Energenx, the surviving corporation.

In its audit of Edward II, Beckstead and Watts had expressed substantial doubt about the ability of Edward II, Inc. the blank check pre-merger corporation, to continue as a going concern because Edward II, Inc. had had limited operations at the time of the audit and had not commenced planned principal operations.  Beckstead and Watts’ report on the audited financial statements of Edward II did not contain an adverse opinion or a disclaimer of opinion nor was it modified as to uncertainty, audit scope, or accounting principles, except for the going concern paragraph.  There were no disagreements at the most recent fiscal year end and any subsequent interim period through the date of dismissal with Beckstead and Watts concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure by either Edward II or Energenx.  As Energenx was the surviving corporation in the merger transaction the board of directors decided that the independent auditors of the pre-merger corporation Energenx, Williams & Webster, PS., should continue in that capacity.

On January 28, 2005, the board of directors of Energenx, Inc. unanimously passed resolutions appointing the independent accounting firm Williams & Webster, PS., Certified Public Accountants, 601 W. Riverside, Suite 1940, Spokane, Washington 99201 to audit the financial statements of Energenx for the year ending December 31, 2004.

Appointment of the new independent accountant was approved by Energenx’s Board of Directors, which undertook the following actions before the appointment of the accountant:

1

The Board verified that the accountant was in good standing within the jurisdiction of its practice in the state of Washington.

2

The Board verified that the accountant was a member in good standing of the Public Accountancy Oversight Board (PAOB).

3

The Board verified that the accountant was capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Item 8A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, including our Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-KSB.  Based on that evaluation, our CEO and CFO have concluded that as of end of our last fiscal year, at which time we had just become a reporting company pursuant to Section 13 or 15(d) of the Exchange Act, our disclosure controls and procedures were not sufficiently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.  Material deficiencies were specifically cited in relation to our report on Form 8-K filed on December 6, 2005 concerning the signing of a Subscription Agreement with Marvin Redenius on September 30, 2005 and the initial receipt of a portion of the subscription receivables on November 28, 2005.  As a result of the material deficiencies identified in their evaluation, our CEO and CFO have subsequently put into place disclosure controls and procedures which they believe will provide reasonable assurance that we are enabled to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

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

Item 8B

Other Information

None.

PART III

Item 9.

Directors and Executive Officers of the Registrant

A.

Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of Energenx are as follows:

Name

Age

Position

Gary A. Bedini

53

President & Chief Executive

Officer, Director

Rick M. Street

48

Chief Financial Officer, Secretary,

Treasurer, Director

John C. Bedini

56

Vice President of Research and

Development, Director

Thomas E. Bearden, Ph.D.

77

Director

Marvin Redenius

41

Director

Hans Werner Huss

63

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

John C. Bedini.  John Bedini and his brother Gary Bedini were co-founders of Energenx, previously named Bedini Technology, Inc.  John Bedini has been a director and Vice President of Energenx since September 1999.  Mr. John Bedini is a scientist and well-known inventor.  His work has produced many innovative audio products that have been marketed over a 25-year period to the audio electronics industry.  Mr. Bedini has also developed a variety of products and technically innovative products for several different industries.  His inventions include the BEDINI line of audio amplifiers, Bedini Audio Spacial Environment (B.A.S.E.), the Bedini Clarifier products, the Binaural Audio and several instruments for the medical industry.  He has been awarded many patents related to his various inventions.  Mr. Bedini has received broad industry recognition including designation as Distinguished Scientist of the year by the Association of Distinguished American Scientists.  He is a graduate of Bell and Howell Institute of Technology.

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

Hans Werner Huss.  Hans Werner Huss has served as a director of Energenx since January 2002.  Mr. Huss graduated Diplom Ingenieur Electrical Engineering, with emphasis on Electronics, from the Technical University in Munich/Germany.  He currently serves as President and Chairman of a new technology company Integrated Micrometallurgical Systems, Inc. based in Spokane, Washington.  He is also involved in Consulting for several other start-up companies with promising new technologies, advising them in business and marketing matters.  Previously, he has served in many functions in different companies in the U.S. and in Europe, most notably in executive positions of several high tech companies in different industries, such as: President, Euromissile G.I.E. in Paris, France (a management and sales company for missile systems in the EADS Group – European Aeronautics Defense and Space Company); President, MEADS International, Inc., in Orlando/Florida (tri-national management company for the Medium Extended Air Defense System, under contract from NAMEADSMA, the NATO agency in Huntsville, AL, managing this tri-national system under joint development in the U.S., Germany, and Italy); President, Magnetic Transit of America, Inc., in Los Angeles, CA (engineering and marketing company for a Mag-Lev Transportation system for inner urban use; a subsidiary of AEG/Daimler-Benz); General Manager of IBCOL Technical Services GmbH, in Munich, Germany (internationally operating marketing and sales company mainly in the fields of aircraft, aircraft parts, transportation systems, security and surveillance systems, medical systems); and, Program Manager for a mobile air defense system at Euromissile, Paris, France and at MBB, Munich, Germany.

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

B.

Section 16(a) Beneficial Ownership Reporting Compliance.

Three reports on Form 4 filed on behalf of Marvin Redenius, Director, were filed late during December 2005 and January 2006 concerning the receipt of subscription receivables pursuant to a Subscription Agreement between Energenx and Marvin Redenius dated September 30, 2005.

Item 10.

Executive Compensation.

A.

Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last three fiscal years ended December 31, 2003, December 31, 2004 and December 31, 2005 to our Chief Executive Officer and our Vice President (collectively the “Named Executive Officers”).  None of the other executive officers of Energenx had an annual salary and bonus for fiscal year 2005 that exceeded $100,000.

Name and principal position	Year	Annual Compensation
		Salary ($)	Bonus ($)	Other annual compensation (1)
Gary A. Bedini Pres. & CEO, Director	2005	$104,932	$0
	2004	$136,000	$0
	2003	$0	$0	$1,000
John Bedini Vice Pres., Director	2005	$122,924	$0
	2004	$48,214	$0
	2003	$0	$0	$1,000

(1)

On March 12, 2004, both Gary Bedini and John Bedini were issued one million shares of common stock valued at $0.001 per share in lieu of management compensation for the year 2003.

B.

Option Grants in Fiscal Year 2005

There were no option grants to our Named Executive Officers in 2005.  No option grants have been made to any of our executive officers under the Energenx 1999 Stock Option Plan to date.  We have not granted any stock appreciation rights.

C.

Aggregate Option Exercises in Fiscal Year 2005 Year End Option Values

There were no option exercises by the Named Executive Officers in 2005.  No unexercised options were held by the Named Executive Officers as of December 31, 2005.

D.

Compensation of Directors

We did not pay our non-employee directors (Messrs. Bearden, Huss and Redenius) for attending board meetings in 2005.

E.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2006 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers and directors and (c) by all executive officers and directors of Energenx as a group.  As of March 15, 2006 there were 27,497,276 shares of our common stock issued and outstanding.  The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of March 15, 2006 upon the exercise of all options and other rights beneficially owned on that date.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

	Number of Shares
Name of	Beneficially
Beneficial Owner (1)	Owned	Percent of Class
Gary A. Bedini (2)	3,592,000	13.06%
John C. Bedini (3)	5,658,000	20.58%
Rick M. Street (4)	250,000	*
Marvin Redenius (5)	5,600,000	20.37%
Thomas E. Bearden (6)	320,402	1.16%
Hans Werner Huss (7)	200,000	*
All directors and executive officers (six persons) as a group	15,620,402	56.81%
Thomas G. Walsh (8)	1,867,638	6.79%
Frank & Judith Ten Thy (9)	1,632,588	5.94%
Key Financial Services, Inc. (10)	1,437,000	5.23%

*

Less than 1%.

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

(5)

Marvin Redenius.  Includes 5,600,000 shares of common stock held by Marvin Redenius.

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

Item 12.

Certain Relationships and Related Transactions.

On March 12, 2004, we issued an aggregate of 7,727,000 shares of common stock in several transactions, as follows.  An aggregate of 5,200,000 shares of common stock were issued to certain officers, directors and consultants of Energenx.  John Bedini, Vice President for Research and Development was issued 3,000,000 shares; Gary Bedini, President and CEO was issued 1,000,000 shares; Rick Street, Chief Financial Officer, Treasurer and Secretary, was issued 200,000 shares; Thomas Bearden, director, as issued 200,000 shares; Hans Werner Huss, director, was issued 200,000 shares; Raymond Kuh, consultant, was issued 200,000 shares; Klaus Lewin, consultant, was issued 200,000 shares; and Peter Lindeman, consultant, was issued 200,000 shares.  The shares were issued to these individuals at $0.001 per share in lieu of compensation due to those individuals for services rendered in 2002 and 2003 to Energenx as officers, directors, and consultants.  John Bedini and Gary Bedini, officers of Energenx, were each issued one million shares at $0.001 per share in lieu of compensation for fiscal year 2003.  In addition, John Bedini was issued an additional two million shares of common stock at $0.001 per share to prevent default under the terms of the Exclusive Technology License Agreement dated October 8, 1999.

Also on March 12, 2004, an aggregate of 2,527,000 shares of common stock was issued to three entities who converted loans and interest in an aggregate amount of $126,350 to Energenx into shares of common stock, with the shares valued at $0.05 per share.  Suncraft Ltd. converted aggregate loans of $26,500 into 530,000 shares of common stock.  The loans were originally made to Energenx between April and July of 2002.  The interest due on the loan, in the amount of $326.25 was assigned to Key Financial Services and was converted into shares.

Marycliff Investment Corp. (“Marycliff”) converted aggregate loans in a principal amount of $28,000 into 560,000 shares of common stock.  Marycliff loaned Energenx $10,000 on September 13, 2002 at an interest rate of 6% per annum.  Marycliff also converted the principal amounts of loans in an aggregate amount of $18,000 from other parties that had loaned Energenx that aggregate amount in 2002 into shares of common stock as part of the 560,000 shares issued to Marycliff on March 12, 2004.  The interest on the principal loan amounts aggregating to $28,000, converted into shares by Marycliff, in the aggregate amount of $2,394.00, was assigned to Key Financial Services, including the accrued interest of $902 on the Marycliff principal loan amount of $10,000.  The accrued interest on the loans assigned by Marycliff to Key Financial Services included interest of $1,492 previously assigned by other parties to Marycliff.  Key Financial Services, Inc. converted aggregate loans and interest of $71,850 into 1,437,000 shares of common stock.  The loans were originally made with an interest rate of 6% per annum.  The loans converted into shares included principal amounts of $63,550 and $8,300 of accrued interest, all of which was assigned to Key Financial by other parties.

During the years ended December 31, 2002, 2003, and 2004, Energenx paid certain expenses on behalf of Bedini Electronics, Inc., a company privately owned by Gary Bedini, President and Chief Executive of Energenx and John Bedini, Vice President of Energenx.  At the same time, Bedini Electronics, Inc. paid some of the expenses of Energenx.  This was done as the two companies shared joint office space and split certain expenses.  The net amount owing from Bedini Electronics at December 31, 2004 and 2003 is $12,202 and $6,403, respectively.

Also during the years ended December 31, 2002, Energenx loaned to Gary Bedini, President and Chief Executive of Energenx and John Bedini, Vice President of Energenx a total of $4,900.  At the time Energenx was not paying the salaries.  Because the transactions occurred while Energenx was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited.  However, now that Energenx is a fully reporting entity, the officers repaid the loan during the year ended December 31, 2005.

On March 12, 2004, an aggregate of 4,600,000 shares of common stock were issued to certain officers and directors of Energenx.  John Bedini, Vice President for Research and Development was issued 3,000,000 shares; Gary Bedini, President and CEO was issued 1,000,000 shares; Rick Street, Chief Financial Officer, Treasurer and Secretary, was issued 200,000 shares; Thomas Bearden, director, as issued 200,000 shares; Hans Werner Huss, director, was issued 200,000 shares.  The shares were issued to these individuals in lieu of cash compensation and in one instance in lieu of payments due under a license agreement.  John Bedini and Gary Bedini, officers of Energenx, were each issued one million shares at $0.001 per share in lieu of compensation for fiscal year 2003.  In addition, John Bedini was issued an additional two million shares of common stock at $0.001 per share to prevent default under the terms of the Exclusive Technology License Agreement dated October 8, 1999.  The remaining officers and directors of Energenx named above were also issued the shares enumerated above at $0.001 per share in lieu of compensation due to those individuals for services rendered in 2002 and 2003.

On December 1, 2004, we entered into an Exclusive Technology License Agreement with GTG Corp., an Iowa based corporation largely owned and controlled by Marvin Redenius, a member of our board of directors.  Pursuant to that agreement, we granted GTG Corp. an exclusive license in the area of North America (the United States, Canada and Mexico) to

proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles.  The license granted to GTG Corp. includes a license under existing patents rights owned by Energenx and to any patent applications to be filed to the extent that it relates to the proprietary Energenx technology involving a battery charging system utilized for charging battery operated vehicles other than automobiles.  The license shall remain exclusive for a period of ten years, with an option to extend the exclusivity for an additional ten years.  GTG Corp. was not granted the right to sublicense under the agreement.  GTG Corp. agreed to pay royalties equal to five percent of the gross sales price of all products sold which utilize the licensed proprietary technology.  A de minimus up front license fee of $1 was paid by GTG Corp. for the license.

On September 30, 2005, Energenx entered into a Subscription Agreement with Marvin Redenius., a member of the Board of Directors of Energenx.  Pursuant to the Subscription Agreement Marvin Redenius agreed to purchase 3,000,000 shares of common stock of Energenx for a purchase price of $1,500,000.  The purchase price of the shares was set by the board of directors, excluding Marvin Redenius, pursuant to the recommendation of management.  The purchase price of the shares is higher than that obtained by Energenx in its most recent private placements.  Marvin Redenius largely owns and controls GTG Corp., an Iowa based corporation that signed an Exclusive Technology License Agreement on December 1, 2004 with Energenx, pursuant to which Energenx granted GTG Corp. an exclusive license in the area of North America (the United States, Canada and Mexico) to proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles.

Item 13.

Exhibits

(a)

Exhibits specified by item 601 of Regulation S-B.

See Exhibit Index - page 38.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.  Aggregate fees billed for professional services rendered by Williams & Webster in connection with its audit of Energenx’s financial statements as of and for the years ended December 31, 2005, and 2004, its reviews of Energenx’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $14,445 and $9,792.75 , respectively.

Tax Fees – We did not incur any fees and expenses from Williams & Webster, P.S. for the fiscal years 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees – We incurred aggregate fees and expenses of $14,445 from Williams & Webster, P.S. for the fiscal years 2004 and 2005 annual audits.

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

3.1

Restated Articles of Incorporation dated December 29, 2004 (Incorporated by reference to the corresponding exhibit to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

3.2

By-Laws (Incorporated by reference to the corresponding exhibit to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.1

1999 Stock Option Plan (Incorporated by reference to exhibit 10.2 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.2

Exclusive Technology License Agreement and Right to Purchase Patents between Bedini Technology, Inc. and John C. Bedini, dated October 8, 1999. (Incorporated by reference to exhibit 10.3 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.3

Exclusive Technology License Agreement and Right to Purchase Patents between Bedini Technology, Inc. and John C. Bedini, dated May 1, 2001 (Incorporated by reference to exhibit 10.4 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.4

Exclusive Technology License Agreement between Energenx, Inc. and GTG Corp. dated December 1, 2004. (Incorporated by reference to exhibit 10.5 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.5

Commercial Lease Agreement between Energenx Inc. and Powderhorn Properties, LLC dated March 31, 2004. (Incorporated by reference to exhibit 10.6 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.6

Stock Purchase Agreement between Energenx, Inc. and Marvin Redenius dated March 18, 2004. (Incorporated by reference to exhibit 10.7 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.7

Stock Option Agreement between Energenx, Inc. and Marvin Redenius dated March 18, 2004. (Incorporated by reference to exhibit 10.8 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.8

Subscription Agreement between Marvin Redenius and Energenx, Inc. dated September 30, 2005(Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by Energenx on December 6, 2005 (File No. 000-50739))

31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32

Section 1350 Certifications

___________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho on this 29th day of March, 2006.

ENERGENX, INC.

By:

/s/ Gary A. Bedini

Gary A. Bedini

President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 29th of March, 2006.

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

Board of Directors

Energenx, Inc.

Post Falls, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Energenx, Inc. (an Idaho corporation and development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energenx, Inc. as of December 31, 2005 and 2004 and the results of its operations, stockholders’ equity  and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, limited resources and a large accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

March 21, 2006

ENERGENX, INC. (A Development Stage Company) BALANCE SHEETS

	December 31
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$169,451	$413,015
Inventory	3,595	-
Notes receivable - related parties	12,203	17,102
Prepaid expense	6,924	33,638
Total Current Assets	192,173	463,755

PROPERTY AND EQUIPMENT, NET	19,673	13,014

OTHER ASSETS
License, net of accumulated amortization	68,800	76,000
Patents, net of accumulated amortization	42,574	49,424
Total Other Assets	111,374	125,424

TOTAL ASSETS	$323,220	$602,193

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,124	$12,010
Interest payable	2,674	2,674
Interest payable - related parties	2,607	2,607
Payroll taxes payable	9,445	12,670
Notes payable	1,660	1,660
Accrued payroll	36,350	-
Total Current Liabilities	56,860	31,621

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 55,000,000 shares authorized,
27,097,276 and 26,697,276 shares issued and outstanding,
respectively	27,097	26,697
Additional paid-in capital	1,976,117	1,776,517
Deficit accumulated during development stage	(1,736,854)	(1,232,642)
Total Stockholders' Equity	266,360	570,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$323,220	$602,193

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended			From September 29,1999 (Inception) to December 30 2005
	December 31
	2005		2004

REVENUES	$-	$		$-

OPERATING EXPENSES
Amortization and depreciation	19,538		18,892	91,203
Directors fees	-			60,000
Consulting	27,500		103,870	311,529
General and administrative	45,638		42,544	139,139
Legal and accounting	64,445		25,096	106,620
License and fees	385		-	107,524
Marketing	-		-	19,464
Rent	26,400		21,340	159,868
Research and development	169,212		12,523	218,333
Salaries and benefits	151,231		184,216	489,488
Travel	-		-	1,580
TOTAL OPERATING EXPENSES	504,349		408,481	1,704,748

LOSS FROM OPERATIONS	(504,349)		(408,481)	(1,704,748)

OTHER INCOME (EXPENSES)
Interest income	137		24	161
Interest expense	-		(2,872)	(34,877)
Loss on disposal of asset	-		-	(1,709)
Gain on forgiveness of debt	-		3,255	4,319
TOTAL OTHER INCOME (EXPENSES)	137		407	(32,106)

LOSS BEFORE TAXES	(504,212)		(408,074)	(1,736,854)

INCOME TAXES	-		-	-

NET LOSS	$(504,212)		$(408,074)	$(1,736,854)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)		$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	26,763,943		24,221,221

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit Accumulated During Development Stage
			Additional Paid-in Capital
	Common Stock
	Shares	Amount			Totals

Common stock issued for cash at $0.001 per share	7,836,168	$7,836	$(6,530)	$-	$1,306

Net loss for period ending December 31, 1999	-	-	-	(3,588)	(3,588)

Balance, December 31, 1999	7,836,168	7,836	(6,530)	(3,588)	(2,282)

Common stock issued for convertible debt at
an average of $0.31 per share	195,060	195	59,815	-	60,010

Common stock issued for cash at $0.33 per share	330,000	330	109,670	-	110,000

Stock offering costs	-	-	(7,690)	-	(7,690)

Common stock issued for equipment
at $0.33 per share	9,750	10	3,240	-	3,250

Net loss for year ending December 31, 2000	-	-	-	(67,889)	(67,889)

Balance, December 31, 2000	8,370,978	8,371	158,505	(71,477)	95,399

Common stock issued for cash at $0.33 per share	453,000	453	150,547	-	151,000

Common stock issued for services
at $0.33 per share	158,280	158	52,602	-	52,760

Stock offering costs	-	-	(4,440)	-	(4,440)

Common stock issued for office equipment	1,086	1	361	-	362

Common stock issued for technology license	5,140,326	5,140	52,860	-	58,000

Common stock issued for services at $1.00
per share	2,606	3	2,603	-	2,606

Net loss for year ending December 31, 2001	-	-	-	(301,595)	(301,595)

Balance, December 31, 2001	14,126,276	$14,126	$413,038	$(373,072)	$54,092

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
						Deficit
						Accumulated
					Additional	During
	Common Stock				Paid-in	Development
	Shares		Amount		Capital	Stage		Totals
Balance, December 31, 2001	14,126,276		$14,126		$413,038	$(373,072)		$54,092

Common stock issued for cash at $1.00
per share	24,000		24		23,976	-		24,000

Common stock issued for loans payable
at $1.00 per share	20,000		20		19,980	-		20,000

Net loss for year ending December 31, 2002						(141,307)		(141,307)

Balance, December 31, 2002	14,170,276	-	14,170	-	456,994	(514,379)	-	(43,215)

Common stock issued for board of directors
fees at $0.05 per share	1,000,000		1,000		49,000	-		50,000

Common stock issued for consulting fees
at $0.05 per share	2,200,000		2,200		107,800	-		110,000

Common stock issued for licensing fees
at $0.05 per share	2,000,000		2,000		98,000	-		100,000
								-
Net loss for year ending December 31, 2003	-		-		-	(310,189)		(310,189)

Balance, December 31, 2003	19,370,276		19,370	-	711,794	(824,568)	-	(93,404)

Common stock issued for cash at
$0.21 per share	2,400,000		2,400		497,600	-		500,000

Stock offering costs	-		-		(50,000)	-		(50,000)

Issuance of common stock for immediate exercise
of options for cash of $0.21 per share	2,400,000		2,400		497,600	-		500,000

Common stock issued for loans payable
at $0.05 per share	2,527,000		2,527		123,823	-		126,350

Merger and recapitalization of Company	-		-		(4,300)	-		(4,300)

Net loss for year ending December 31, 2004	-		-		-	(408,074)		(408,074)

Balance, December 31, 2004	26,697,276		26,697		1,776,517	(1,232,642)		570,572

Common stock issued for cash at $0.50 per share	400,000		400		199,600	-		200,000
								-
Net loss for year ending December 31, 2005	-		-		-	(504,212)		(504,212)

Balance, December 31, 2005	27,097,276		$27,097		$1,976,117	$(1,736,854)		$266,360

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

			From September 29,1999 (Inception) to September 30 2005
	Years Ended December 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(504,212)	$(408,074)	$(1,736,853)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-	8,300	8,300
Gain on debt forgiveness	-	(3,255)	(4,319)
Loss on disposal of asset	-	-	1,806
Amortization and depreciation	19,538	18,892	91,207
Adjustments to reconcile net (loss) to net cash
provided(used)by operating activities:
Decrease (increase) in note receivable - related parties	4,899	(5,600)	(12,204)
Decrease (increase) in prepaids	26,714	(33,638)	(6,924)
Increase (decrease) in interest payable	-	(19,990)	5,282
Increase (decrease) in accounts payable	(7,886)	(23,640)	8,438
Increase (decrease) in accrued payroll	36,350	-	36,350
Increase (decrease) in payroll taxes payable	(3,225)	12,670	9,445
Increase (decrease) in inventory	(3,595)	-	(3,595)
Net cash used by operating activities	(431,417)	(454,335)	(1,287,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	-	-	(68,501)
Purchase of equipment purchased	(12,147)	(3,659)	(39,362)
Purchase of leasehold improvements	-	(2,890)	(4,599)
Net cash used by investing activities	(12,147)	(6,549)	(112,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	(50,000)	(62,130)
Merger and recapitalization costs	-	(4,300)	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	6,660	199,610
Payment of notes payable	-	(78,886)	(109,882)
Proceeds from sale of common stock	200,000	1,000,000	1,486,306
Net cash provided by financing activities	200,000	873,474	1,569,614

Change in cash	(243,564)	412,590	169,451

Cash, beginning of period	413,015	425	-

Cash, end of period	$169,451	$413,015	$169,451
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$15,255
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$118,050	$198,060
Common stock issued for technology license	$-	$-	$58,000

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.

(formerly Edward II, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

On December 23, 2004, the Company acquired all of the outstanding common stock of Edward II, Inc., a fully reporting public company.  For accounting purposes, the acquisition has been treated as a recapitalization of Energenx with Energenx as the acquirer in a reverse acquisition.  The historical financial statements prior to December 23, 2004 are those of Energenx, the operating company, while the Company maintains the legal structure of the acquired Edward II, Inc.  This transaction is described more fully in Note 11.

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

Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  The statement further permits, at its initial adoption,  a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company, as the Company presently maintains minimal inventory amounts.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In 2004, the Company adopted the changes to SFAS No. 123 as prescribed by SFAS No. 123(R).  See Note 13.

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

Concentration of Credit Risk

The Company maintains its cash in one commercial account at a major financial institution.  Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2005 and 2004 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $69,451 and $313,015, respectively.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”.  These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage

The Company is in the development stage and has not commenced the sale of any products.

Earnings Per Share

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  Diluted net income (loss) per share is the same as basic net income (loss) per share as there are no common stock equivalents outstanding.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,736,854 through December 31, 2005 and has a history of recurring losses.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has developed technology that if proven will result in a marketable product. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $1,000,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Impaired Asset Policy

The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  At December 31, 2005 and 2004, the Company determined that there were no impairments of long-lived assets.

Intangible Assets

The Company’s intangible assets are composed of a patent and license.  They are amortized on a straight-line basis over ten and fifteen year lives, respectively.

Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  The Company’s inventory consists of the radiant modules (see Note 7) that are manufactured by an outside company.  These are to be sold under the license agreement as describe in Note 7.  At December 31, 2005, the Company had inventory with a cost of $3,595 on its balance sheet.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.  See Note 10.

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

Revenue Recognition

The Company will recognize revenue from the sales of its patented hybrid module components.  The Company will also recognize revenue from royalties its receives from the same licensee for all products marketed using the Company’s patented technology.  See Note 7.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at December 31, 2005 includes the prepayment of a commercial lease and an alarm system monitoring fees.  See Note 14.

During the year ended December 31, 2004, the Company purchased a security system.  The cost of the system included a prepayment of the related monitoring services, totaling $638.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years.  Depreciation expense for the years ended December 31, 2005 and 2004 was $5,488 and $5,564, respectively.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	December 31,
	2005	2004
Machinery	$29,019	$17,811
Office Furniture and Equipment	13,591	12,919
Leasehold Improvements	3,158	2,891
	45,768	33,621
Less Accumulated Depreciation	(26,095)	(20,607)
Property and Equipment – Net	$19,673	$13,014

NOTE 5 – PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years.  The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2003	$68,500	$12,226	$56,274
2004 Activity	-	6,850	-
Balance, December 31, 2004	68,500	19,076	49,424
2005 Activity	-	6,850	-
Balance, December 31, 2005	$68,500	$25,926	$42,574

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

NOTE 7 – LICENSE AGREEMENT WITH AFFILIATED COMPANY

On December 1, 2004, the Company entered into an exclusive technology license agreement with a corporation that is mainly controlled by a member of the board of directors.  Pursuant to that agreement, the Company granted an exclusive license in North America to proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles.  The license granted includes a license under existing patents rights owned by Energenx and to any patent applications to be filed to the extent that it relates to the proprietary Energenx technology involving a battery charging system utilized for charging battery operated vehicles other than automobiles.  The license shall exclusive for a period of ten years, with an option to extend the exclusivity for an additional ten years.  There was no right to sublicense granted in the agreement.

The licensee agrees to pay royalties equal to five percent of the gross sales price of all products sold which utilize the licensed proprietary technology to Energenx.  A de minimus up front license fee of $1 was paid for the license.

As condition to entering into the exclusive technology license agreement, the licensee agreed to purchase all of Energenx’s proprietary hybrid module components to be installed in the Potential Battery Chargers, named “Radiant modules” in the agreement, but now referred to as “Potential modules” between the parties, on a cost plus basis at a base price of $50 per module. Under the agreement, the Company is obligated to pay all patent filing, prosecution and maintenance costs.

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

During the years ended December 31, 2005 and 2004, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx.  At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company.  This was done as the two companies shared joint office space and split certain expenses.  The net amount owing from Bedini Electronics at December 31, 2005 and 2004 is $10,176 and $12,202, respectively.  In April 2005, the Company loaned Bedini Electronics $4,000 in cash for operations.  This related loan, which bears interest of 6%, is payable in monthly installments of $352.  At December 31, 2005, the unpaid loan balance included from Bedini Electronics included in notes receivable – related parties is $2,037.

During the years ended December 31, 2002, the Company loaned to two of its officers a total of $4,900.  At the time, the Company was not paying salaries.  Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited.  During the year ended December 31, 2005, the officers repaid the amounts through a salary reduction.

For additional related party transactions, see Notes 6, 7,9 and 14.

NOTE 9 – NOTES PAYABLE

In addition to the notes referenced in Note 8, the Company also received loans from outside parties in 2002 totaling $44,500.  These notes were unsecured and interest was payable at 6% per annum.  During the year ended December 31, 2004 the Company converted the outstanding principal and accrued interest into 925,375 shares of common stock.  Accrued interest at December 31, 2005 and 2004 was $2,674 which is the remaining balance of interest not converted.    See Note 12.

NOTE 10 – PROVISION FOR TAXES

At December 31, 2005 the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $501,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2005.  The significant components of the deferred tax asset at December 31, 2005 and 2004 were as follows:

	December 31, 2005	December 31, 2004
Net operating loss carryforward	$1,470,000	$970,000

Deferred tax asset	$501,000	$331,000
Deferred tax asset valuation allowance	(501,000)	(331,000)
Net deferred tax asset	$-	$-

At December 31, 2005, the Company has net operating loss carryforwards of approximately $1,470,000, which expire in the years 2019 through 2025.  In 2003 the Company recognized approximately $260,000 of losses from the issuance of common stock for services and license fees which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from December 31, 2004 to December 31, 2005 was $170,000.

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

During the year ended December 31, 2004, the Company issued 2,527,000 shares of common stock at $0.05 per share in payment of outstanding loans and interest totaling $126,350. In addition, the Company issued 4,800,000 shares of common stock at $0.21 per share for cash of $1,000,000.  Half of these shares were exercised from options granted to the purchaser for purchasing the shares of stock.  See Note 13.

During the year ended December 31, 2005, the Company issued 400,000 shares of common stock at $0.50 per share for cash of $200,000.  These shares were issued under an existing subscription agreement as part of a stock subscription plan and commitment for a total of $1,500,000 for 3,000,000 shares.  As of December 31, 2005, this commitment had $1,300,000 remaining for a future commitment of $2,600,000 shares of common stock.  The Company is issuing the shares as the money is received.

NOTE 13 – STOCK OPTION PLAN

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter SFAS No. 123), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In 2004, the Company adopted the changes to SFAS No. 123 as prescribed by SFAS No. 123(R).

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

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2004	-	$-
Granted	2,400,000	0.21
Exercised	(2,400,000)	0.21
Outstanding at December 31, 2004	-	$-
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2005	-	$-
Options Exercisable at December 31, 2005	-	$-
Fair Market Value Per Share of Options Granted in 2005		$-

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

On March 31, 2004, the Company entered into a new two-year lease for office space.  In lieu of a security deposit, the Company in 2004 prepaid the entire amount of the lease, $52,800, which was then included in prepaid expenses in the financial statements.  The unamortized prepaid balance at December 31, 2005 was $6,600.

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

No royalties have been earned or paid under either agreement at December 31, 2005 or 2004.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to the date of the financials, the Company issued an additional 400,000 shares of common stock for cash of $200,000 under the subscription agreement described in note 12.

Exhibit 31.1

CERTIFICATIONS

I, Gary A. Bedini, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Energenx Inc.;

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

Date:  March 29, 2006

/s/ Gary A. Bedini

Gary A. Bedini

President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Rick M. Street, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Energenx Inc.;

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

Date:  March 29, 2006

/s/ Rick M. Street

Rick M. Street

Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit 32

ENERGENX, INC.

SECTION 1350 CERTIFICATIONS

In connection with the periodic report of ENERGENX, INC., a Nevada corporation (the “Company”), on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, GARY A. BEDINI, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  March 29, 2006

By: /s/ Gary A. Bedini

Gary A. Bedini

In connection with the periodic report of ENERGENX, INC., a Nevada corporation (the “Company”), on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, RICK M. STREET, Chief Financial Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  March 29, 2006

By: /s/ Rick M. Street

Rick M. Street