Form 10QSB
period 2006-03-31
ENERGENX, INC.
filed 2006-05-15
CIK 1289047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2006

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________
Commission file Number  000-50739

ENERGENX, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-1044677
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

6200 E. Commerce Loop, Post Falls, Idaho 83854
(Address of principal executive offices)

(208) 665-5553
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ࿶

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ࿶ NO ☒

At May 12, 2006, the issuer had outstanding the indicated number of shares of common stock: 27,497,276.

Transitional Small Business Disclosure Format YES ࿶ NO ☒

ENERGENX, INC.

ENERGENX, INC. (A Development Stage Company) BALANCE SHEETS

	March 31,
	2006	December 31,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$167,012	$169,451
Inventory	10,878	3,595
Notes receivable	11,664	12,203
Prepaid expense	57,845	6,924
Total Current Assets	247,399	192,173

PROPERTY AND EQUIPMENT, NET	22,863	19,673

OTHER ASSETS
License, net of accumulated amortization	67,000	68,800
Patents, net of accumulated amortization	40,862	42,574
Total Other Assets	107,862	111,374

TOTAL ASSETS	$378,124	$323,220

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,572	$4,124
Interest payable	2,674	2,674
Interest payable - related parties	2,607	2,607
Payroll taxes payable	2,119	9,445
Notes payable	1,660	1,660
Accrued payroll	700	36,350
Total Current Liabilities	20,332	56,860

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 55,000,000 shares authorized,
27,497,276 and 27,097,276 shares issued and outstanding, respectively	27,497	27,097
Additional paid-in capital	2,175,717	1,976,117
Deficit accumulated during development stage	(1,846,072)	(1,736,854)
Total Stockholders' Equity	357,142	266,360

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$378,124	$323,220

 See accompany condensed notes to interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From
			September 29,
			1999
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Amortization and depreciation	5,327	4,869	96,530
Board of directors fees	-		60,000
Consulting	-	27,500	311,529
General and administrative	20,350	13,885	159,489
Legal and accounting	11,169	24,282	117,789
License and fees	-		107,524
Marketing	-		19,464
Rent	6,600	6,600	166,468
Research and development	38,088	2,241	256,421
Salaries and benefits	27,714	61,792	517,202
Travel	-		1,580
TOTAL OPERATING EXPENSES	109,248	141,169	1,813,996

LOSS FROM OPERATIONS	(109,248)	(141,169)	(1,813,996)

OTHER INCOME (EXPENSES)
Interest income	30	-	191
Interest expense	-	-	(34,877)
Loss on disposal of asset	-	-	(1,709)
Gain on forgiveness of debt	-	-	4,319
TOTAL OTHER INCOME (EXPENSES)	30	-	(32,076)

LOSS BEFORE TAXES	(109,218)	(141,169)	(1,846,072)

INCOME TAXES	-	-	-

NET LOSS	$(109,218)	$(141,169)	$(1,846,072)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	27,497,276	26,697,276

See accompanying condensed notes to interim financial statements.

ENERGENX, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Three Months Ended		From September 29,1999 (Inception) to March 31, 2006 (unaudited)
	March 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,218)	$(141,169)	$(1,846,072)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-		8,300
Gain on debt forgiveness	-	-	(4,319)
Loss on disposal of asset	-	-	1,806
Amortization and depreciation	5,327	4,869	96,530
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in note receivable	538	-	(11,664)
Decrease (increase) in accounts receivable		(3,513)	-
Decrease (increase) in prepaids	(50,921)	6,678	(57,845)
Decrease in deposits			-
Increase (decrease) in interest payable	-		5,281
Increase (decrease) in accounts payable	7,098	4,259	15,540
Increase (decrease) in accrued payroll	(35,650)	-	700
Increase (decrease) in payroll taxes payable	(7,326)	(2,929)	2,119
Increase (decrease) in inventory	(7,283)	(1,763)	(10,878)
Net cash used by operating activities	(197,435)	(133,568)	(1,485,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent			(68,501)
Cash paid for equipment purchased	(5,004)	-	(44,366)
Cash paid for leasehold improvements	-	-	(4,599)
Net cash used by investing activities	(5,004)	-	(117,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	-	(62,130)
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	-	199,610
Payment of notes payable	-	-	(109,882)
Proceeds from sale of common stock	200,000	-	1,686,306
Net cash provided by financing activities	200,000	-	1,769,614

Change in cash	(2,439)	(133,568)	167,012
Cash, beginning of period	169,451	413,015	-
Cash, end of period	$167,012	$279,447	$167,012

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$15,255
Income taxes paid	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000

See accompanying condensed notes to interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution.  Although the financial institution is considered creditworthy, at March 31, 2006 and 2005, the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $67,012 and $69,451, respectively.

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

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,840,072 through March 31, 2006 and has a history of recurring losses.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management has developed technology that if proven will result in a marketable product. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $1,000,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the three months ended March 31, 2006 and 2005 were $38,088 and $2,241, respectively.

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

During the year ended December 31, 2004, the Company purchased a security system. The cost of the system included a prepayment of the related monitoring services, totaling $638.   At March 31, 2006, $245 was remaining in the contract.

During the three months ended March 31, 2006, The Company renewed its office space lease for two years and prepaid the entire amount of the lease, $57,600.  The Company will begin expensing this amount in April.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years.  Depreciation expense for the three months ended March 31, 2006 and 2005 was $1,453 and $1,356.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	March 31,	December 31,
	2006	2005

Machinery	$33,718	$29,019
Office Furniture and Equipment	13,896	13,591
Leasehold Improvements	3,158	3,158
	50,773	45,768
Less Accumulated Depreciation	(27,910)	(26,095)
Net Property and Equipment	$22,863	$19,673

NOTE 5 – PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years.  The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68,500	$19,076	$49,424
2005 Activity		6,850	-
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity		1,713
Balance March 31, 2006	$68,500	$27,638	$40,862

NOTE 6 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002, the Company loaned to two of its officers a total of $4,900.  At the time the Company was not paying the salaries.  Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited.  During the quarter ended September 30, 2005 the officers repaid these loans.

During the period ended March 31, 2006 and years ended December 31, 2005 and 2004, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx. At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company. This was done as the two companies shared joint office space and split certain expenses. The net amount owing from Bedini Electronics at December 31, 2005 is $10,176. In April 2005, the Company loaned Bedini Electronics $4,000 in cash for operations. This related loan, which bears interest of 6%, is payable in monthly installments of $352. At March 31, 2006, the unpaid loan balance from Bedini Electronics included in notes receivable – related parties is $11,664.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

On March 31, 2004, the Company entered into a new two-year lease for office space.  In lieu of a security deposit, the Company in 2004 prepaid the entire amount of the lease, $52,800. The Company expensed this amount over 24 months, at a rate of $2,200 per month.

On March 13, 2006, the Company entered into a new two-year lease for office space.  In lieu of a security deposit, the Company prepaid the entire amount of the lease, $57,600. The Company will expense this amount over 24 months at a rate of $2,400 per month.  The Company will begin expensing this amount in April.

NOTE 8 – COMMON STOCK

During the three months ended March 31, 2006, the Company issued 400,000 of Common Stock at $0.50 per share for cash of $200,000.  These shares were issued under an existing subscription agreement as part of a Stock Subscription plan and committment for a total of $1,500,000 for 3,000,000 shares.  As of March 31, 2006, this Commitment had $1,100,000 remaining for a future commitment of 2,200,000 shares of common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

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

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential hybrid modules. We did not receive any orders from GTG Corp. during the first quarter of 2006. We cannot assure you that GTG Corp. will order any Potential modules from us in 2006 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the Potential hybrid module from GTG Corp. Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment. Depending on the availability of capital and the volume of future orders from GTG Corp., such equipment purchases are anticipated to be in the range of $100,000 for the next twelve months. Also depending on the availability of capital and the volume of orders from GTG Corp., we may hire up to three more employees if we receive orders from GTG Corp. We did not make any significant equipment purchases or hire any new employees in the period ending March 31, 2006. We intend to contract out the bulk of the manufacturing of the Potential hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

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

C. Liquidity and Capital Resources.

As of March 31, 2006, we had $167,012 in cash and cash equivalents and $227,067 in working capital as compared to $169,451 in cash and cash equivalents and $153,963 in working capital at December 31, 2005. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the nine months ended March 31, 2006 was $197,435 resulting in a net loss of $109,218.

Marvin Redenius, a director of Energenx, signed a subscription agreement on September 30, 2005 pursuant to which he agreed to purchase 3,000,000 shares of common stock from Energenx for $1,500,000. To date we have received $400,000 pursuant to this subscription and have issued 800,000 shares of common stock to this investor, including $200,000 received in the first quarter of 2006. There is currently an outstanding $1,100,000 subscription receivable. Given the substantial delays we have experienced in receiving the subscription funds from this investor do not know when we will receive this subscription receivable, if ever.

Our current real estate lease is on a two year renewal basis. We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	revenues from purchase of Potential modules by GTG Corp., if any;

•	royalty income, if any, from product sales by GTG Corp.;

•	from collection of our outstanding subscription receivable; and

•	through future private placement financing.

As mentioned above, we may generate revenue from GTG Corp. if they order Potential hybrid modules under our license agreement. We cannot at this time assure you that those orders will occur or that revenues will be generated in fiscal year 2006, if at all.

We believe that we have sufficient capital resources to finance our plan of operation at least through the second quarter of 2006. However, this is a forward-looking statement, and there may be changes that could consume available resources before the end of the year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We are pursuing potential equity financing that may generate additional capital for us, including the subscription receivable from an investor signed on September 30, 2005. We will need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger and our hybrid electromagnetic motor/generator product candidate. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the second quarter of 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all. If we are unable to raise additional capital in the second quarter of 2006 we will have to curtail or cease operations.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were sufficiently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Energenx has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGENX, INC.

Dated May 12, 2006	By:	/s/ Gary A. Bedini

Gary A. Bedini President and Chief Executive Officer

By:	/s/ Rick M. Street

Rick M. Street Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)