Form 10KSB/A
period 2005-12-31
ENERGENX, INC.
filed 2006-08-09
CIK 1289047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its fiscal year ended December 31, 2005 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold (on January 13, 2006 at $0.50 per share), as of March 15, 2006 was $5,938,434.

The number of shares of Common Stock, par value $0.001, of the issuer outstanding as of March 15, 2006, was 27,497,276 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No☒

EXPLANATORY NOTE

Energenx, Inc. is filing this amendment to its Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006 (the “Original Filing”), in response to a comment letter from the SEC received on July 13, 2006. Our amendments:

•	amend and restate Item 8A to amplify our disclosure on our evaluation of disclosure controls and procedures, and to add Management’s Annual Report on Internal Control over Financial Reporting;

•	amend Item 12 to update certain disclosure concerning the sharing of expenses between Energenx and Bedini Electronics in 2005;

•	amend and restate the Report of Independent Registered Public Accounting Firm to include auditor association with the cumulative data;

•	amend the statements of stockholders equity and cash flows to include disclosure of certain stock options granted in conjunction with a common stock purchase.

•	amend Notes 12 and 13 to the Notes to Financial Statements to include disclosure concerning the estimation of certain stock options granted to non-employees;

•	amend and restate the Section 302 Certifications to comply with Item 601(b)(3) of Regulation S-B;

As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbannes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

A.	Energenx - Introduction, Business Strategy
B.	Energenx Research and Product Development Programs
C.	Licensed Proprietary Technology
D.	Out-Licensed Technology
E.	Competition
G.	Strategic Alliance
H.	Marketing and Sales
I.	Patents, Trademarks, and Copyrights
J.	Employees

A. Energenx Inc. - Introduction, Business Strategy

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

F. Strategic Alliance - GTG Corp.

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

On September 30, 2005, Energenx, Inc. (“Energenx”) entered into a Subscription Agreement with Marvin Redenius, a member of the Board of Directors of Energenx. Pursuant to the Subscription Agreement Marvin Redenius has agreed to purchase 3,000,000 shares of common stock of Energenx for a purchase price of $1,500,000. This private placement is exempt from registration pursuant to Section 4(2) of Securities Act of 1933, as amended, and pursuant to Rule 505 of Regulation D. As of December 31, 2005, Energenx confirmed receipt of $200,000 of the $1,500,000 total purchase price pursuant to the Subscription Agreement signed September 30, 2005. Energenx has subsequently received an additional $200,000 of the $1,500,000 total purchase price.

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

Item 7.    Financial Statements.

The Audited Financial Statements for this Form 10-KSB appear on pages F-1 through F-19 following the signature page below.

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

Appointment of the new independent accountant was approved by Energenx’s Board of Directors, which undertook the following actions before the appointment of the accountant:

1	The Board verified that the accountant was in good standing within the jurisdiction of its practice in the state of Washington.

2	The Board verified that the accountant was a member in good standing of the Public Company Accounting Oversight Board (PCAOB).

3
The Board verified that the accountant was capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, including our Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our CEO and CFO have concluded that as of end of our last fiscal year our disclosure controls and procedures were not effective. Material weaknesses were specifically cited in relation to our report on Form 8-K filed on December 6, 2005 concerning the signing of a Subscription Agreement with Marvin Redenius on September 30, 2005 and the initial receipt of a portion of the subscription receivables on November 28, 2005. The material weaknesses were specifically identified as a delay in the notification of the receipt of wire transfers from our bank and a delay in the communication of the signing of the subscription agreement with Marvin Redenius and the receipt of the wire transfer to our outside securities counsel, resulting in late filings. As a result of the material weaknesses identified in their evaluation, our CEO and CFO have subsequently put into place modified disclosure controls and procedures which they believe will provide reasonable assurance that we are enabled to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms. Specifically we have instructed our bank to notify us more promptly upon the receipt of a wire transfer and initiated a policy by which we monitor our account on a regular basis. In addition we have reviewed our disclosure controls and procedures concerning disclosure of material agreements to our outside securities counsel in order to avoid such an oversight of communication in the future.

Other than the changes in the monitoring of our bank account noted above, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company, have been detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure control and procedures to monitor ongoing developments in this area.

Item 8B.    Other Information

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

Hans Werner Huss. Hans Werner Huss has served as a director of Energenx since January 2002. Mr. Huss graduated Diplom Ingenieur Electrical Engineering, with emphasis on Electronics, from the Technical University in Munich/Germany. He currently serves as President and Chairman of a new technology company Integrated Micrometallurgical Systems, Inc. based in Spokane, Washington. He is also involved in Consulting for several other start-up companies with promising new technologies, advising them in business and marketing matters. Previously, he has served in many functions in different companies in the U.S. and in Europe, most notably in executive positions of several high tech companies in different industries, such as: President, Euromissile G.I.E. in Paris, France (a management and sales company for missile systems in the EADS Group - European Aeronautics Defense and Space Company); President, MEADS International, Inc., in Orlando/Florida (tri-national management company for the Medium Extended Air Defense System, under contract from NAMEADSMA, the NATO agency in Huntsville, AL, managing this tri-national system under joint development in the U.S., Germany, and Italy); President, Magnetic Transit of America, Inc., in Los Angeles, CA (engineering and marketing company for a Mag-Lev Transportation system for inner urban use; a subsidiary of AEG/Daimler-Benz); General Manager of IBCOL Technical Services GmbH, in Munich, Germany (internationally operating marketing and sales company mainly in the fields of aircraft, aircraft parts, transportation systems, security and surveillance systems, medical systems); and, Program Manager for a mobile air defense system at Euromissile, Paris, France and at MBB, Munich, Germany.

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

D.Compensation of Directors

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

During the years ended December 31, 2004, and 2005 Energenx paid certain expenses on behalf of Bedini Electronics, Inc., a company privately owned by Gary Bedini, President and Chief Executive of Energenx and John Bedini, Vice President of Energenx. At the same time, Bedini Electronics, Inc. paid some of the expenses of Energenx. This was done as the two companies shared joint office space and split certain expenses. The net amount owing from Bedini Electronics at December 31, 2005 and 2004 is $10,176 and $12,202, respectively. In April 2005, Energenx loaned Bedini Electronics $4,000 in cash for operations. This related loan, which bears interest of 6% per annum, is payable in monthly installments of $352. At December 31, 2005, the unpaid loan balance from Bedini Electronics was $2,037.

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

Tax Fees - We did not incur any fees and expenses from Williams & Webster, P.S. for the fiscal years 2005 and 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We incurred aggregate fees and expenses of $14,445 from Williams & Webster, P.S. for the fiscal years 2004 and 2005 annual audits.

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
___________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho on this 8th day of August, 2006.

ENERGENX, INC.

By:	/s/ Gary A. Bedini
Gary A. Bedini
President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 8th of August, 2006.

Signature	Title

/s/ Gary A. Bedini	Director, President & Chief Executive Officer
Gary A. Bedini	(Principal Executive Officer)

/s/ Rick M. Street	Director, Chief Financial Officer, Secretary, Treasurer
Rick M. Street	(Principal Financial and Accounting Officer)

/s/ John C. Bedini	Director, Vice President for Research and Development
John C. Bedini

/s/ Thomas E. Bearden	Director
Thomas E. Bearden

/s/ Hans Werner Huss	Director
Hans Werner Huss

/s/ Marvin Redenius	Director
Marvin Redenius

Board of Directors
Energenx, Inc.
Post Falls, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Energenx, Inc. (an Idaho corporation and development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from September 29, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energenx, Inc. as of December 31, 2005 and 2004 and the results of its operations, stockholders’ equity and cash flows for the years then ended and for the period from September 29, 1999 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 21, 2006

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31
	2005	2004
ASSETS

CURRENT ASSETS
Cash	$169,451	$413,015
Inventory	3,595	—
Notes receivable - related parties	12,203	17,102
Prepaid expense	6,924	33,638
Total Current Assets	192,173	463,755

PROPERTY AND EQUIPMENT, NET	19,673	13,014

OTHER ASSETS
License, net of accumulated amortization	68,800	76,000
Patents, net of accumulated amortization	42,574	49,424
Total Other Assets	111,374	125,424

TOTAL ASSETS	$323,220	$602,193

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,124	$12,010
Interest payable	2,674	2,674
Interest payable - related parties	2,607	2,607
Payroll taxes payable	9,445	12,670
Notes payable	1,660	1,660
Accrued payroll	36,350	—
Total Current Liabilities	56,860	31,621

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, $0.001 par value; 55,000,000 shares authorized,
27,097,276 and 26,697,276 shares issued and outstanding,
respectively	27,097	26,697
Additional paid-in capital	1,976,117	1,776,517
Deficit accumulated during development stage	(1,736,854)	(1,232,642)
Total Stockholders' Equity	266,360	570,572

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$323,220	$602,193
The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended			From September 29,1999 (Inception) to December 30 2005
	December 31
	2005	2004

REVENUES	$—	$		$—

OPERATING EXPENSES
Amortization and depreciation	19,538		18,892	91,203
Directors fees	—			60,000
Consulting	27,500		103,870	311,529
General and administrative	45,638		42,544	139,139
Legal and accounting	64,445		25,096	106,620
License and fees	385		—	107,524
Marketing	—		—	19,464
Rent	26,400		21,340	159,868
Research and development	169,212		12,523	218,333
Salaries and benefits	151,231		184,216	489,488
Travel	—		—	1,580
TOTAL OPERATING EXPENSES	504,349		408,481	1,704,748

LOSS FROM OPERATIONS	(504,349)		(408,481)	(1,704,748)

OTHER INCOME (EXPENSES)
Interest income	137		24	161
Interest expense	—		(2,872)	(34,877)
Loss on disposal of asset	—		—	(1,709)
Gain on forgiveness of debt	—		3,255	4,319
TOTAL OTHER INCOME (EXPENSES)	137		407	(32,106)

LOSS BEFORE TAXES	(504,212)		(408,074)	(1,736,854)

INCOME TAXES	—		—	—

NET LOSS	$(504,212)		$(408,074)	$(1,736,854)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)		$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	26,763,943		24,221,221

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Totals

Common stock issued for cash at $0.001 per share	7,836,168	$7,836	$(6,530)	$—	$1,306

Net loss for period ending December 31, 1999	—	—	—	(3,588)	(3,588)

Balance, December 31, 1999	7,836,168	7,836	(6,530)	(3,588)	(2,282)

Common stock issued for convertible debt at
an average of $0.31 per share	195,060	195	59,815	—	60,010

Common stock issued for cash at $0.33 per share	330,000	330	109,670	—	110,000

Stock offering costs	—	—	(7,690)	—	(7,690)

Common stock issued for equipment
at $0.33 per share	9,750	10	3,240	—	3,250

Net loss for year ending December 31, 2000	—	—	—	(67,889)	(67,889)

Balance, December 31, 2000	8,370,978	8,371	158,505	(71,477)	95,399

Common stock issued for cash at $0.33 per share	453,000	453	150,547	—	151,000

Common stock issued for services
at $0.33 per share	158,280	158	52,602	—	52,760

Stock offering costs	—	—	(4,440)	—	(4,440)

Common stock issued for office equipment	1,086	1	361	—	362

Common stock issued for technology license	5,140,326	5,140	52,860	—	58,000

Common stock issued for services at $1.00
per share	2,606	3	2,603	—	2,606

Net loss for year ending December 31, 2001	—	—	—	(301,595)	(301,595)

Balance, December 31, 2001	14,126,276	$14,126	$413,038	$(373,072)	$54,092

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Totals
Balance, December 31, 2001	14,126,276	$14,126	$413,038	$(373,072)	$54,092

Common stock issued for cash at $1.00
per share	24,000	24	23,976	—	24,000

Common stock issued for loans payable
at $1.00 per share	20,000	20	19,980	—	20,000

Net loss for year ending December 31, 2002				(141,307)	(141,307)

Balance, December 31, 2002	14,170,276	14,170	456,994	(514,379)	(43,215)

Common stock issued for board of directors
fees at $0.05 per share	1,000,000	1,000	49,000	—	50,000

Common stock issued for consulting fees
at $0.05 per share	2,200,000	2,200	107,800	—	110,000

Common stock issued for licensing fees
at $0.05 per share	2,000,000	2,000	98,000	—	100,000

Net loss for year ending December 31, 2003	—	—	—	(310,189)	(310,189)

Balance, December 31, 2003	19,370,276	19,370	711,794	(824,568)	(93,404)

Common stock issued for cash valued at $0.18 per
Share with options attached valued at $0.03 per share	2,400,000	2,400	497,600	—	500,000

Stock offering costs	—	—	(50,000)	—	(50,000)

Issuance of common stock for exercise
of options for cash of $0.21 per share	2,400,000	2,400	497,600	—	500,000

Common stock issued for loans payable
at $0.05 per share	2,527,000	2,527	123,823	—	126,350

Merger and recapitalization of Company	—	—	(4,300)	—	(4,300)

Net loss for year ending December 31, 2004	—	—	—	(408,074)	(408,074)

Balance, December 31, 2004	26,697,276	26,697	1,776,517	(1,232,642)	570,572

Common stock issued for cash at $0.50 per share	400,000	400	199,600	—	200,000

Net loss for year ending December 31, 2005	—	—	—	(504,212)	(504,212)

Balance, December 31, 2005	27,097,276	$27,097	$1,976,117	$(1,736,854)	$266,360

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	From September 29, 1999 (Inception) to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(504,212)	$(408,074)	$(1,736,853)
Stock issued for directors fees	—	—	50,000
Stock issued for consulting fees	—	—	110,000
Stock issued for services	—	—	55,366
Stock issued for licensing fees	—	—	100,000
Stock issued for payment of interest	—	8,300	8,300
Gain on debt forgiveness	—	(3,255)	(4,319)
Loss on disposal of asset	—	—	1,806
Amortization and depreciation	19,538	18,892	91,207
Adjustments to reconcile net (loss) to net cash
provided(used)by operating activities:
Decrease (increase) in note receivable - related parties	4,899	(5,600)	(12,204)
Decrease (increase) in prepaids	26,714	(33,638)	(6,924)
Increase (decrease) in interest payable	—	(19,990)	5,282
Increase (decrease) in accounts payable	(7,886)	(23,640)	8,438
Increase (decrease) in accrued payroll	36,350	—	36,350
Increase (decrease) in payroll taxes payable	(3,225)	12,670	9,445
Increase (decrease) in inventory	(3,595)	—	(3,595)
Net cash used by operating activities	(431,417)	(454,335)	(1,287,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patent	—	—	(68,501)
Purchase of equipment purchased	(12,147)	(3,659)	(39,362)
Purchase of leasehold improvements	—	(2,890)	(4,599)
Net cash used by investing activities	(12,147)	(6,549)	(112,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	—	(50,000)	(62,130)
Merger and recapitalization costs	—	(4,300)	(4,300)
Proceeds from issuance of convertible debt	—	—	60,010
Proceeds from notes payable	—	6,660	199,610
Payment of notes payable	—	(78,886)	(109,882)
Proceeds from sale of common stock and options	200,000	1,000,000	1,486,306
Net cash provided by financing activities	200,000	873,474	1,569,614

Change in cash	(243,564)	412,590	169,451

Cash, beginning of period	413,015	425	—

Cash, end of period	$169,451	$413,015	$169,451

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—	$15,255
Income taxes paid	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$—	$—	$3,612
Common stock issued for debt	$—	$118,050	$198,060
Common stock issued for technology license	$—	$—	$58,000

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(formerly Edward II, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses at December 31, 2005 includes the prepayment of a commercial lease and an alarm system monitoring fees. See Note 14.

During the year ended December 31, 2004, the Company purchased a security system. The cost of the system included a prepayment of the related monitoring services, totaling $638.

NOTE 4 - PROPERTY AND EQUIPMENT

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

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	December 31,
	2005	2004
Machinery	$29,019	$17,811
Office Furniture and Equipment	13,591	12,919
Leasehold Improvements	3,158	2,891
	45,768	33,621
Less Accumulated Depreciation	(26,095)	(20,607)
Property and Equipment - Net	$19,673	$13,014

NOTE 5 - PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years. The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2003	$68,500	$12,226	$56,274
2004 Activity	—	6,850	—
Balance, December 31, 2004	68,500	19,076	49,424
2005 Activity	—	6,850	—
Balance, December 31, 2005	$68,500	$25,926	$42,574

NOTE 6 - TECHNOLOGY LICENSES

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

NOTE 7 - LICENSE AGREEMENT WITH AFFILIATED COMPANY

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

NOTE 8 - RELATED PARTY TRANSACTIONS

At December 31, 2003, unpaid loans from several shareholders totaled $147,455. These loans, with interest ranging from 6% to 8% per annum, were unsecured and fully paid by December 31, 2004. The majority of the outstanding principal and accrued interest at year end 2003 was converted into common stock during 2004.

During the years ended December 31, 2005 and 2004, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx. At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company. This was done as the two companies shared joint office space and split certain expenses. The net amount owing from Bedini Electronics at December 31, 2005 and 2004 is $10,176 and $12,202, respectively. In April 2005, the Company loaned Bedini Electronics $4,000 in cash for operations. This related loan, which bears interest of 6%, is payable in monthly installments of $352. At December 31, 2005, the unpaid loan balance included from Bedini Electronics included in notes receivable - related parties is $2,037.

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

NOTE 9 - NOTES PAYABLE

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

NOTE 10 - PROVISION FOR TAXES

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

	December 31, 2005	December 31, 2004
Net operating loss carryforward	$1,470,000	$970,000

Deferred tax asset	$501,000	$331,000
Deferred tax asset valuation allowance	(501,000)	(331,000)
Net deferred tax asset	$—	$—

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

NOTE 11 - ACQUISITION OF EDWARD II, INC.

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

NOTE 12 - COMMON STOCK

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

During the year ended December 31, 2004, the Company issued 2,527,000 shares of common stock at $0.05 per share in payment of outstanding loans and interest totaling $126,350. In addition, the Company issued 2,400,000 shares of common stock and options to purchase an additional 2,400,000 shares of common stock for $0.21 per share for cash of $500,000. The stock options were issued with the stock in consideration of the stock purchase, and were valued at $0.03 per share, or $72,000 which was treated as a proration of additional paid-in capital upon the completion of this transaction. Furthermore, during 2004, this individual then exercised these options and purchased the 2,400,000 shares of common stock for $0.21 per share for an additional $500,000. See Note 13.

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

NOTE 13 - STOCK OPTION PLAN

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

During the year ended December 31, 2004, the Company granted 2,400,000 non-qualified options to an individual in consideration of purchasing an initial 2,400,000 shares of common stock at a total unit price of $0.21 per unit. The purchase price of these units was allocated $0.18 per share and $0.03 per stock option. The options were valued using the Black-Scholes option pricing model using the following assumptions as required under SFAS No. 123): risk-free interest rate of 4%; volatility of 50%; no dividends; an expected life of no more than 1 year; and an expected exercise price of $0.21 for six months changing to $0.40 for a further six months. The 2,400,000 options were exercised within the first six months of the grant for a cash payment of $500,000. Because the options were granted in consideration of a capital investment, they are treated for accounting purposes as warrants attached to the stock.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2004	—	$—
Granted	2,400,000	0.21
Exercised	(2,400,000)	0.21
Outstanding at December 31, 2004	—	$—
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2005	—	$—
Options Exercisable at December 31, 2005	—	$—
Fair Market Value Per Share of Options Granted in 2005		$—

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to the date of the financials, the Company issued an additional 400,000 shares of common stock for cash of $200,000 under the subscription agreement described in note 12.