Form 10QSB
period 2006-06-30
ENERGENX, INC.
filed 2006-08-10
CIK 1289047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2006
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

At August 9, 2006, the issuer had outstanding the indicated number of shares of common stock: 27,497,276.

Transitional Small Business Disclosure Format  YES ࿶    NO ☒

ENERGENX, INC.

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30
	2006	December 31
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash	$55,189	$169,451
Inventory	11,078	3,595
Notes receivable	11,291	12,203
Prepaid expense	53,567	6,924
Total Current Assets	131,125	192,173

PROPERTY AND EQUIPMENT, NET	21,606	19,673

OTHER ASSETS
License, net of accumulated amortization	65,200	68,800
Patents, net of accumulated amortization	39,149	42,574
Total Other Assets	104,349	111,374

TOTAL ASSETS	$257,080	$323,220

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,517	$4,124
Interest payable	2,674	2,674
Interest payable - related parties	2,607	2,607
Payroll taxes payable	8,748	9,445
Notes payable	1,660	1,660
Accrued payroll	15,700	36,350
Total Current Liabilities	36,906	56,860

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 55,000,000 shares authorized,
27,497,276 and 27,097,276 shares issued and oustanding,
respectively	27,497	27,097
Additional paid-in capital	2,175,717	1,976,117
Deficit accumulated during development stage	(1,983,040)	(1,736,854)
Total Stockholders' Equity	220,174	266,360

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$257,080	$323,220

See accompanying condensed notes to interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From
					September 29,
					1999
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Amortization and depreciation	5,136	4,904	10,463	9,773	101,666
Board of directors fees	-	-	-	-	60,000
Consulting	2,500	-	2,500	27,500	314,029
General and administrative	4,795	28,632	13,702	49,117	152,841
Legal and accounting	9,810	22,192	20,978	46,474	127,598
License and fees	-	-	-	-	107,524
Marketing	-	-	-	-	19,464
Rent	7,200	-	13,800	-	173,668
Research and development	59,406	70,250	113,320	95,154	331,653
Salaries and benefits	48,122	32,873	71,453	72,002	560,941
Travel	-	-	-	-	1,580
TOTAL OPERATING EXPENSES	136,969	158,851	246,216	300,020	1,950,964

LOSS FROM OPERATIONS	(136,969)	(158,851)	(246,216)	(300,020)	(1,950,964)

OTHER INCOME (EXPENSES)
Interest income	-	67	30	67	191
Interest expense	-	-	-	-	(34,877)
Loss on disposal of asset	-	-	-	-	(1,709)
Gain on forgiveness of debt	-	-	-	-	4,319
TOTAL OTHER INCOME (EXPENSES)	-	67	30	67	(32,076)

LOSS BEFORE TAXES	(136,969)	(158,784)	(246,186)	(299,953)	(1,983,040)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(136,969)	$(158,784)	$(246,186)	$(299,953)	$(1,983,040)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	27,497,276	26,697,276	27,497,276	26,697,276

See accompanying condensed notes to interim financial statements.

ENERGENX, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,		From September 29, 1999 (Inception) to June 30,
	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(246,186)	$(299,953)	$(1,983,040)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-	-	8,300
Gain on debt forgiveness	-	-	(4,319)
Loss on disposal of asset	-	-	1,806
Amortization and depreciation	10,463	9,773	101,670
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in note receivable	912	(2,524)	(11,292)
Decrease (increase) in accounts receivable	-	-	-
Decrease (increase) in prepaids	(46,643)	13,357	(53,567)
Decrease in deposits	-	-	-
Increase (decrease) in interest payable	-	-	5,282
Increase (decrease) in accounts payable	1,393	(8,170)	9,831
Increase (decrease) in accrued payroll	(20,650)	-	15,700
Increase (decrease) in payroll taxes payable	(698)	7,679	8,748
Increase (decrease) in inventory	(7,482)	(2,633)	(11,077)
Net cash used by operating activities	(308,891)	(282,471)	(1,596,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent	-	-	(68,501)
Cash paid for equipment purchased	(5,371)	(1,000)	(44,733)
Cash paid for leasehold improvements	-	-	(4,599)
Net cash used by investing activities	(5,371)	(1,000)	(117,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	-	(62,130)
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	-	199,610
Payment of notes payable	-	-	(109,882)
Proceeds from sale of common stock and options	200,000	-	1,686,306
Net cash provided by financing activities	200,000	-	1,769,614

Change in cash	(114,262)	(283,471)	55,189

Cash, beginning of period	169,451	413,015	-

Cash, end of period	$55,189	$129,544	$55,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$15,255
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000

See accompanying condensed notes to interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. At times during the year, this balance can exceed Federal Deposit Insurance Corporation (FDIC) limits. Although the financial institution is considered credit worthy, at December 31, 2005, the Company’s cash balance exceeded FDIC limits by $69,451.

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

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $1,983,040 through June 30, 2006 and has a history of recurring losses.  The Company is currently putting technology in place which would likely, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management has developed technology that if proven may result in a marketable product. Management intends to seek additional capital from new equity securities offerings that would provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $1,000,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the six months ended June 30, 2006 and 2005 were $105,594 and $95,154, respectively. Salaries for those employees directly involved in research and development are included in research and development expense.

Accounting Pronouncements - Recent
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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses at June 30, 2005 includes the prepayment of a commercial lease, alarm system monitoring fees and prepaid legal fees.  See Note 7.

On March 13, 2006, the Company renewed its office space lease for two years and prepaid the entire amount of the lease, $57,600.  The Company began expensing this amount in April 2006.

During the six months ended June 30, 2006, the Company paid $3,000 to its attorney as a retainer for services to be rendered in the future. At June 30, 2006, none of this balance has been expensed.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years.  Depreciation expense for the six months ended June 30, 2006 and 2005 was $3,438 and $2,748

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	June 30,	December 31,
	2006	2005

Machinery	$34,085	$29,019
Office Furniture and Equipment	13,896	13,591
Leasehold Improvements	3,158	3,158
	51,139	45,768
Less Accumulated Depreciation	(29,533)	(26,095)
Net Property and Equipment	$21,606	$19,673

NOTE 5 - PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years.  The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68,500	$19,076	$49,424
2005 Activity		6,850	-
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity		3,426
Balance June 30, 2006	$68,500	$29,351	$39,149

 NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002, the Company loaned to two of its officers a total of $4,900.  At the time the Company was not paying the salaries.  Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited.  During the quarter ended September 30, 2005, the officers repaid these loans.

During the period ended June 30, 2006 and years ended December 31, 2005 and 2004, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx. At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company. This was done as the two companies shared joint office space and split certain expenses. The net amount owing from Bedini Electronics at December 31, 2005 was $10,176. In April 2005, the Company loaned Bedini Electronics $4,000 in cash for operations. This related loan, which bears interest of 6%, is payable in monthly installments of $352. At June 30, 2006, the unpaid loan balance from Bedini Electronics included in notes receivable - related parties is $11,291.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

On March 13, 2006, the Company entered into a new two-year lease for its office space.  In lieu of a security deposit, the Company prepaid the entire amount of the lease, $57,600. The Company is expensing this amount over 24 months at a rate of $2,400 per month.  The Company began expensing this amount in April 2--6.

NOTE 8 - COMMON STOCK

During the six months ended June 30, 2006, the Company issued 400,000 of common stock at $0.50 per share for cash of $200,000 to a non-employee director.  These shares were issued under an existing subscription agreement for a total of $1,500,000 for 3,000,000 shares.  As of June 30, 2006, the agreement had $1,100,000 remaining for a future commitment of 2,200,000 shares of common stock.

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

B. Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves meeting any demand for Potential Battery Charger hybrid modules from GTG Corp., with whom we have an Exclusive Technology License Agreement, and, assuming availability of sufficient capital resources, research and development activities on energy generation and battery charger prototypes.

Concerning the battery chargers, product research will continue on improving the efficiency of the Potential Battery Charger. We will continue our development of variations of the Potential Battery Charger for specific markets to accommodate 12-volt, 24-volt, 36-volt and 48-volt applications with a wide range of capacity requirements. In January 2006 we delivered a 36 volt variation of our Potential Battery Charger to GTG Corp. for UL assessment and testing. The UL assessment and testing is currently ongoing. Once testing of the 36 volt Potential Battery Charger is complete we expect to deliver a 48 volt variation of the Potential Battery Charger for UL assessment and testing.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential Battery Charger hybrid modules. We did not receive any orders from GTG Corp. during the second quarter of 2006. We cannot assure you that GTG Corp. will order any Potential hybrid modules from us in 2006 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, given sufficient capital resources, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries. No such research and development on the electromagnetic motor/generator battery system was undertaken during the second quarter of 2006.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the Potential hybrid module from GTG Corp. Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment. Depending on the availability of capital and the volume of future orders from GTG Corp., such equipment purchases are anticipated to be in the range of $100,000 for the next twelve months. Also depending on the availability of capital and the volume of orders from GTG Corp., we may hire up to three more employees if we receive orders from GTG Corp. We did not make any significant equipment purchases or hire any new employees in the three month period ending June 30, 2006. We intend to contract out the bulk of the manufacturing of the Potential hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

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

C. Liquidity and Capital Resources.

As of June 30, 2006, we had $55,189 in cash and cash equivalents and $94,219 in working capital as compared to $169,451 in cash and cash equivalents and $1,864,313 in working capital at December 31, 2005. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the six months ended June 30, 2006 was $308,891 resulting in a net loss of $246,186.

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

Given that we have begun accruing wages for our President and Chief Executive Officer and our Vice President in June 2006, we believe that we have sufficient capital resources to finance our curtailed plan of operation at least through the third quarter of 2006. It is our intention to continue to accrue wages for our President and Chief Executive Officer and our Vice President until we generate sufficient revenues or raise sufficient equity capital to finance our plan of operations. However, this is a forward-looking statement, and there may be changes that could consume available resources before the end of the third quarter. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We are pursuing potential equity financing that may generate additional capital for us, including the subscription receivable from an investor signed on September 30, 2005. We will need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger and our hybrid electromagnetic motor/generator product candidate. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the third quarter of 2006, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all. If we are unable to raise additional capital in the third quarter of 2006 we will have to further curtail operations or cease operations altogether.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our 2006 Annual Meeting of Stockholders on July 14, 2006. At the meeting, the six incumbent directors of Energenx were re-elected. Gary A. Bedini, John C. Bedini, Thomas E. Bearden, Ph.D. Hans Werner Huss, Marvin Redenius, and Rick M. Street each received 18,633,949 votes for, 0 votes against, and 0 abstentions. The appointment of Williams & Webster, P.S., independent auditors, as Energenx’s auditors was ratified. The ratification of the auditors was approved by a vote of 18,633,949 votes for, 0 votes against, and 0 abstentions.

PART II - OTHER INFORMATION

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

Dated August 9, 2006.
ENERGENX, INC.

By: /s/ Gary A. Bedini
Gary A. Bedini
President and Chief Executive Officer

By: /s/ Rick M. Street
Rick M. Street
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)