Form 10QSB
period 2006-09-30
ENERGENX, INC.
filed 2006-11-14
CIK 1289047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO  ☒

At November 10, 2006, the issuer had outstanding the indicated number of shares of common stock: 27,497,276.

Transitional Small Business Disclosure Format YES ࿶ NO ☒

ENERGENX, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2006 (unaudited)
	and December 31, 2005 (audited)	3

	Statements of Operations (unaudited) for the three months and
	nine months ended September 30, 2006 and 2005	4

	Statements of Cash Flows (unaudited) for the nine
	months ended September 30, 2006 and 2005	5

	Condensed Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operations	11

Item 3.	Controls and Procedures	15

PART II.	OTHER INFORMATION	15

Item 6.	Exhibits	15

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30	December 31
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$13,263	$169,451
Inventory	11,078	3,595
Notes receivable	11,983	12,203
Prepaid expense	46,288	6,924
Total Current Assets	82,612	192,173

PROPERTY AND EQUIPMENT, NET	20,103	19,673

OTHER ASSETS
License, net of accumulated amortization	63,400	68,800
Patents, net of accumulated amortization	38,887	42,574
Total Other Assets	102,287	111,374

TOTAL ASSETS	$205,002	$323,220

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,025	$4,124
Deposit on License	5,000
Interest payable	2,674	2,674
Interest payable - related parties	2,607	2,607
Payroll taxes payable	35,781	9,445
Notes payable	1,660	1,660
Accrued payroll	60,700	36,350
Total Current Liabilities	113,447	56,860

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 55,000,000 shares authorized,
27,497,276 and 27,097,276 shares issued and oustanding,
respectively	27,497	27,097
Additional paid-in capital	2,175,717	1,976,117
Deficit accumulated during development stage	(2,111,659)	(1,736,854)
Total Stockholders' Equity	91,555	266,360

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$205,002	$323,220

See accompanying condensed notes to interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

						From
						September 29,
						1999
	Three Months Ended		Nine Months Ended			(Inception) to
	September 30,		September 30,			September 30,
	2006	2005	2006	2005		2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)

REVENUES	$-	$-		$	$	$-

OPERATING EXPENSES
Amortization and depreciation	5,016	4,877	15,479		14,652	106,682
Board of directors fees	-	-	-		-	60,000
Consulting	2,000	-	4,500		27,500	316,029
General and administrative	19,052	8,381	49,946		44,732	189,085
Legal and accounting	13,691	11,975	34,669		58,449	141,289
License and fees	1,372	2,246	-		-	109,770
Marketing	-	-	-		-	19,464
Rent	7,200	6,600	21,000		19,800	180,868
Research and development	44,914	55,608	151,519		150,761	369,852
Salaries and benefits	35,372	34,522	95,556		106,524	585,044
Travel	-	-	-		-	1,580
TOTAL OPERATING EXPENSES	128,617	121,963	374,915		422,418	2,079,663

LOSS FROM OPERATIONS	(128,617)	(121,963)	(374,915)		(422,418)	(2,079,663)

OTHER INCOME (EXPENSES)
Interest income	-	40			107	161
Interest expense	-	-	110		-	(34,877)
Loss on disposal of asset	-	-	-		-	(1,709)
Gain on forgiveness of debt	-	-	-		-	4,319
TOTAL OTHER INCOME (EXPENSES)	-	40	110		107	(32,106)

LOSS BEFORE TAXES	(128,617)	(121,923)	(374,805)		(422,311)	(2,111,769)

INCOME TAXES	-	-	-		-	-

NET LOSS	$(128,617)	$(121,923)	$(374,805)		$(422,311)	$(2,111,769)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil	$ nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	27,497,276	26,730,243	27,497,276		26,708,305

See accompanying condensed notes to interim financial statements.

ENERGENX, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		From September 29,1999 (Inception) to September 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(374,805)	$(422,311)	$(2,111,658)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-	-	8,300
Gain on debt forgiveness	-	-	(4,319)
Loss on disposal of asset	-	-	1,806
Amortization and depreciation	15,479	14,652	106,686
Adjustments to reconcile net (loss) to net cash			-
provided (used) by operating activities:			-
Decrease (increase) in note receivable	220	3,391	(11,984)
Decrease (increase) in accounts receivable	-	-	-
Decrease (increase) in prepaids	(39,364)	20,035	(46,288)
Decrease in deposits	-	-	-
Increase (decrease) in interest payable	-	-	5,282
Increase (decrease) in accounts payable	901	(5,107)	9,339
Increase (decrease) in deposit on license	5,000	-	5,000
Increase (decrease) in accrued payroll	24,350	14,876	60,700
Increase (decrease) in payroll taxes payable	26,335	3,152	35,780
Increase (decrease) in inventory	(7,483)	(3,503)	(11,078)
Net cash used by operating activities	(349,367)	(374,815)	(1,637,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent	(1,450)	-	(68,501)
Cash paid for equipment purchased	(5,371)	(1,267)	(44,733)
Cash paid for leasehold improvements	-	-	(4,599)
Net cash used by investing activities	(6,821)	(1,267)	(119,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	-	(62,130)
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	-	199,610
Payment of notes payable	-	-	(109,882)
Proceeds from sale of common stock and options	200,000	-	1,686,306
Net cash provided by financing activities	200,000	-	1,769,614

Change in cash	(156,188)	(376,082)	13,263

Cash, beginning of period	169,451	413,015	-

Cash, end of period	$13,263	$36,933	$13,263

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$15,255
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000

See accompanying condensed notes to interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $2,111,659 through September 30, 2006 and has a history of recurring losses.  The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management has developed technology that if proven will result in a marketable product. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $1,000,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the nine months ended September 30, 2006 and 2005 were $151,519 and $150,769, respectively. Salaries for those employees directly involved in research and development are included in research and development expense.

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

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at September 30, 2006 includes the prepayment of a commercial lease and an alarm system monitoring fees.  See Note 7.

During the year ended December 31, 2004, the Company purchased a security system. The cost of the system included a prepayment of the related monitoring services, totaling $638.   At September 30, 2006, $88 was remaining in the contract.

During the nine months ended September 30, 2006, The Company renewed its office space lease for two years and prepaid the entire amount of the lease, $57,600.  The Company began expensing this amount in April.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Major additions and improvements are capitalized.  Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred.  Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $15,479 and $14,652

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	September 30,	September 30,
	2006	2005
Machinery	$34,085	$18,811
Office Furniture and Equipment	13,896	12,919
Leasehold Improvements	3,158	3,158
	51,139	34,888
Less Accumulated Depreciation	(31,036)	(24,721)
Net Property and Equipment	$20,103	$10,167

NOTE 5 – PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years.  The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68,500	$19,076	$49,424
2005 Activity		6,850	-
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity	1,450	5,138
Balance September 30, 2006	$69,951	$31,064	$38,887

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

During the period ended September 30, 2006 and years ended December 31, 2005 and 2004, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx. At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company. This was done as the two companies shared joint office space and split certain expenses. The net amount owing from Bedini Electronics at December 31, 2005 is $10,176. In April 2005, the Company loaned Bedini Electronics $4,000 in cash for operations. This related loan, which bears interest of 6%, is payable in monthly installments of $352. At September 30, 2006, the unpaid loan balance from Bedini Electronics included in notes receivable - related parties is $11,983.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

On March 31, 2004, the Company entered into a new two-year lease for office space.  In lieu of a security deposit, the Company in 2004 prepaid the entire amount of the lease, $52,800. The Company expensed this amount over 24 months, at a rate of $2,200 per month.

On March 13, 2006, the Company entered into a new two-year lease for office space.  In lieu of a security deposit, the Company prepaid the entire amount of the lease, $57,600. The Company will expense this amount over 24 months at a rate of $2,400 per month.  The Company began expensing this amount in April.

NOTE 8 – COMMON STOCK

During the three months ended March 31, 2006, the Company issued 400,000 of Common Stock at $0.50 per share for cash of $200,000.  These shares were issued under an existing subscription agreement as part of a Stock Subscription plan and committment for a total of $1,500,000 for 3,000,000 shares.  As of September 30, 2006, this Commitment had $1,100,000 remaining for a future commitment of 2,200,000 shares of common stock.

Subsequent to September 30, 2006 the Company received additional monies under the agreement. See Note 9.

NOTE 9 – SUBSEQUENT EVENTS

On November 10, 2006, the Company received $600,000 under the agreement in Note 8 and issued 1,200,000 shares. As of November 10, 2006, the commitment had $500,000 remaining for a future commitment of 1,000,000 shares.

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

Our current business strategy is to concentrate our financial resources primarily on the further development of our Potential Battery Charger technology and our Battery Charge Control Unit for application with solar and wind systems. In addition to the battery charger programs, we plan to continue to undertake research and development on our electromagnetic motor/generator battery system.

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

Concerning the battery chargers, product research will continue on improving the efficiency of the Potential Battery Charger. We will continue our development of variations of the Potential Battery Charger for specific markets to accommodate 12-volt, 24-volt, 36-volt and 48-volt applications with a wide range of capacity requirements. In January 2006 we delivered a 36 volt variation of our Potential Battery Charger to GTG Corp. for Underwriters Laboratories or UL assessment and testing. On October 25, 2006, GTG Corp. received notice that the engineering investigation of the 36 volt Potential Battery Charger had been completed by UL. However, before the Potential Battery Charger receives full UL certification and it can be shipped with the UL mark affixed, UL must do an initial production inspection at GTG Corp.’s designated manufacturing location.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential Battery Charger hybrid modules. We did not receive any orders from GTG Corp. during the third quarter of 2006. We cannot assure you that GTG Corp. will order any Potential hybrid modules from us in 2006 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, given sufficient capital resources, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries. No such research and development on the electromagnetic motor/generator battery system was undertaken during the third quarter of 2006.

Utilizing the same basic battery charging technology as that used with the Potential Battery Charger, in August 2006 Energenx built and began field testing a prototype of a Battery Charge Control Unit for use with residential solar and wind powered electric systems. The Charge Control System is a 12 and 24 volt variation of the Potential Battery Charger that uses digital circuitry to monitor and switch between two banks of batteries. In addition to exhibiting many of the advantages associated with the Potential Battery Charger, the system appears to be able to deliver more of the available energy from the source (the solar panels or wind turbine generator) to the batteries. This results in an increase of performance in such systems when solar or wind conditions are less then optimal.

Energenx plans to build further prototypes of the Battery Charge Control Unit and test them for application with solar and wind systems. Since the same principles are applicable for larger systems, the product spectrum could subsequently be extended into those areas. Energenx expects to develop an array of products, covering this market from small units to very large units of industrial scale. The intent is to provide the market with systems with higher efficiency than existing on the market today, resulting in a higher energy output from the same primary energy source.

Upon the successful conclusion of field testing of the Charge Control System, Energenx intends to seek to license out this technology for the manufacturing and sales of the Charge Control units in the United States, Canada, and Mexico. Energenx plans to work with such licensee to finalize the development of a Charge Control System, as well as assisting such licensee in industrializing the product line, and obtaining UL certification for the system.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the Potential hybrid module from GTG Corp. Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment. Depending on the availability of capital and the volume of future orders from GTG Corp., such equipment purchases are anticipated to be in the range of $100,000 for the next twelve months. Also depending on the availability of capital and the volume of orders from GTG Corp., we may hire up to three more employees if we receive orders from GTG Corp. We did not make any significant equipment purchases or hire any new employees in the three month period ending September 30, 2006. We intend to contract out the bulk of the manufacturing of the Potential hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

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

C. Liquidity and Capital Resources.

As of September 30, 2006, we had $13,263 in cash and cash equivalents and negative working capital of $30,835 as compared to $169,451 in cash and cash equivalents and $135,313 in working capital at December 31, 2005. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the nine months ended September 30, 2006 was $349,368 resulting in a net loss of $374,815.

Marvin Redenius, a director of Energenx, signed a subscription agreement on September 30, 2005 pursuant to which he agreed to purchase 3,000,000 shares of common stock from Energenx for $1,500,000. Until recently, we had received only $400,000 pursuant to this subscription and had issued 800,000 shares of common stock to this investor, including $200,000 received in the first quarter of 2006. On November 10, 2006, we received another payment of $600,000 from Marvin Redenius pursuant to his subscription. As a result of this investment, Mr. Redenius will be issued an additional 1,200,000 shares of common stock and will hold 6,800,000 shares of our common stock. There is currently an outstanding $500,000 subscription receivable. Upon completion of the purchase of the remainder of the 500,000 shares pursuant to the subscription agreement, Marvin Redenius will hold 7,800,000 shares of common stock.  Given the substantial delays we have experienced in receiving the subscription funds from this investor do not know when we will receive the remaining subscription receivable, if ever.

Our current real estate lease is on a two year renewal basis. We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	up front licensing fees pursuant to future license agreements;

•	revenues from purchase of Potential modules by GTG Corp., if any;

•	royalty income, if any, from product sales by GTG Corp.;

•	from collection of our outstanding subscription receivable; and

•	through future private placement financing.

As mentioned above, we may generate revenue from GTG Corp. if they order Potential hybrid modules under our license agreement. We cannot at this time assure you that those orders will occur or that revenues will be generated in fiscal year 2006, if at all.

With the receipt of additional funds from Marvin Redenius, we believe that we have sufficient capital resources to finance our plan of operation at least through the third quarter of 2007. However, this is a forward-looking statement, and there may be changes that could consume available resources before the end of the third quarter of 2007. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We are pursuing potential equity financing that may generate additional capital for us, including the subscription receivable from an investor signed on September 30, 2005. We will need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger, our Battery Charge Control Unit and our hybrid electromagnetic motor/generator product candidate. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the third quarter of 2007, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all. If we are unable to raise additional capital prior to the end of the third quarter of 2007 we will have to curtail operations or cease operations altogether.

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

Research and development costs: Research and development costs are expensed as incurred. Beginning with the financial statements for the quarter ending September 30, 2005 we have included certain salary and benefit expenses in the research and development line item.

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

Dated: November 10, 2006.

ENERGENX, INC.

By:	Gary A. Bedini
Gary A. Bedini
President and Chief Executive Officer

By:	Rick M. Street
Rick M. Street
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)