Form 10KSB
period 2006-12-31
ENERGENX, INC.
filed 2007-03-30
CIK 1289047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its fiscal year ended December 31, 2006 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold (on January 23, 2007 at $0.50 per share), as of March 28, 2007 was $5,938,437.

The number of shares of Common Stock, par value $0.001, of the issuer outstanding as of March 28, 2007, was 29,697,276 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐;     No ☒

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

Our patented battery charger system is based on a solid state battery charger that uses a two phase method to charge batteries with pulsating current rather than with a constant charge current as is used with conventional battery chargers. This technology can be used to increase and preserve for a longer period of time the energy stored in the charged battery as compared to constant current battery chargers. We have utilized this solid state pulse battery charger technology in our lead product candidate, the Potential Battery Charger. We have also built and began field testing a prototype of a Battery Charge Control Unit for use with residential solar and wind powered electric systems. The Charge Control System is a 12 and 24 volt variation of the Potential Battery Charger that uses digital circuitry to monitor and switch between two banks of batteries.

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

Battery Charger Products

We have completed development of a solid state pulse current battery charging system called the Potential Battery Charger, specifically designed to charge electric powered vehicles such as golf carts, ATVs, forklifts and back-up battery systems. The current 36 volt version of the Potential Battery Charger is designed to be specifically used to charge golf cart batteries. This charger incorporates the use of our patented solid-state technology. The Potential Battery Charger draws approximately one third as much power as a conventional charger, charges the battery in less time, and does not cause the battery to heat up or off-gas during the charging process. In a direct comparison between the Potential Charger and a commercially available battery charger, the Potential Charger draws approximately 425 watts of electrical charge while the commercial battery charger draws over 1200 watts. The Potential Charger also charges the battery in 35% less time. Again, in a direct comparison between the Potential Charger and a commercially available model, the Potential Charger was able to completely recharge a golf cart battery in 7 hours while the commercial charger required a full 12 hours to complete the task.

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

Energenx has developed a 36 volt version of the Potential Battery Charger designed for use in certain golf carts and forklifts. Currently, other versions of the Potential Battery Charger are being developed to meet the 24 and 48 voltage ranges for electrically driven vehicles i.e. golf carts and ATVs.

The 36 volt Potential Battery Charger was submitted for the UL (Underwriter’s Laboratories) assessment and testing process by GTG Corp. in 2006 and received a class A rating by UL for the US market in late 2006. Recent research and development efforts by Energenx on the 36 volt Potential Battery Charger have apparently resulted in significant improvements in its effectiveness. We intend to provide a new version of the 36 volt Potential Battery Charger to GTG Corp. for further testing. If positive results from such testing are obtained, GTG may re-submit pre-production models of the newest version of the 36 volt Potential Battery Charger for further UL assessment and certification. Currently the parties intend to manufacture the 36 volt Potential Battery Chargers necessary for UL assessment and certification at Energenx premises. After full UL certification, GTG Corp. would then manufacture, market and sell Potential Battery Charger products.

Once the development for the North American market for the Potential Battery Chargers is sufficiently advanced, Energenx intends to seek licensees in other countries in order to cover other geographical regions.

Battery Charge Control Unit for Renewable Energy System Storage Batteries.

Using the same battery charging technology base as utilized in our battery chargers, in late 2006, we built and began field testing a prototype of a Battery Charge Control Unit for use with residential solar and wind powered electric systems. The Charge Control System is a 12 and 24 volt variation of the Potential Battery Charger that uses digital circuitry to monitor and switch between two banks of batteries. The system, in addition to all of the advantages associated with our battery charge systems described above, is able to deliver more of the available energy from the source (the solar panels or wind turbine generator) to the batteries than conventional chargers. Based on preliminary testing, this appears to result in an increase of performance in such systems when solar or wind conditions are less then optimal.

Energenx plans to build and test further prototypes for application with solar and wind systems, initially for small power supply units for individual buildings. Since the same principles are applicable for larger systems, the product spectrum could subsequently be extended into those areas. The intent is to provide the market with systems with higher efficiency than existing on the market today, resulting in a higher energy output from the same primary energy source.

Upon the successful conclusion of a testing period of the Charge Control System, Energenx intends to seek to license out this technology for the manufacturing and sales of the Charge Control units in the United States, Canada, and Mexico. We plan to work with such future licensee to finalize the development of a Charge Control System, assist in industrializing the product line, and obtaining UL certification.

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

We have the longer term intention to develop and test energy generation systems that can be utilized to efficiently charge batteries for many home and industrial applications. It is contemplated that our electromagnetic motor generator battery systems could be used to efficiently store energy from various sources, for example, from the electrical grid, from alternating current generators, from solar cells, wind or hydropower turbines, and be available for long term back up power.

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

E. Competition

We compete with many small and large energy generation and battery charger companies that are developing and marketing battery charger and energy generation systems similar to those being developed by us, especially in the area of battery chargers. There are many companies, both public and private, including well-known battery manufacturing companies, engaged in developing new types of battery chargers. Our major competitors are currently large companies such as Exide International, Coleman, LVS Sales, Diversified Power International, LLC, EZ-GO, Inc., Lester and Associated. Companies including Powerwise (a division of EZGO Textron), Lester and VDC Electronics, among others, have been engaged in developing and marketing charge control units. These are large and diversified companies with far ranging capabilities to market their products and to develop follow on products. Many of these large battery manufacturing companies that also make battery chargers and smaller battery charger companies have well funded research departments concentrating on improving the efficiency and effectiveness of their battery chargers. We expect substantial competition from these companies as they develop different and/or novel approaches to charging batteries and battery storage of energy. Some of these approaches may directly compete with the battery chargers or hybrid motor/generators that we are currently or are considering developing.

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

F. Strategic Alliance - GTG Corp.

Pursuant to the Exclusive Technology License Agreement entered into in December 2004, the licensee GTG Corp. intends to test the sublicensed prototype battery charger known as the Potential Battery Charger. If positive results from such testing are obtained, GTG intends to manufacture, market and sell Potential Battery Charger products. As part of the Exclusive Technology License Agreement GTG agreed to purchase all Potential modules on a cost plus basis at a base price of $50.00 per module. Each Potential Battery Charger will require installation of this Potential module into its electronic circuitry prior to becoming operational. We intend to develop other versions of the Potential Battery Charger with varying voltage levels for use in forklifts, ATVs and other battery powered vehicles. GTG Corp. will have the right to manufacture and sell these newer versions of the Potential Battery Charger under the same terms and conditions as the original Potential Battery Charger. Currently the parties intend to manufacture the 36 volt Potential Battery Chargers for UL assessment and testing purposes only at Energenx premises.

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

Patent Application

U.S. Patent Application No. 11/592,633 filed November 3, 2006 entitled Circuits and Related Methods for Charging Battery.

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

J. Employees

We currently have three full time employees, one of whom is involved in both management and research and development, and two of whom are in administration/management. We have one part-time employee.

Item 2.  Description of Property.

Our operations are conducted from our offices in Post Falls, Idaho. On March 31, 2006 we renewed our lease on approximately 5,000 square feet of office and research and development space in Post Falls on a two year renewable basis at a rental rate of $2,400 per month. We have prepaid for the full two year period of the lease, in the amount of $57,600.

Item 3.  Legal Proceedings.

We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

Item 4.  Submission of Matters to a Vote of Security Holders

Energenx did not submit any matters to a vote of its stockholders in the fourth quarter of 2006.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is not traded on any securities exchange and there is currently no market for our common stock.

The transfer agent of Energenx is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of March 28, 2007 there were approximately 170 holders of record of Energenx’s common stock, of which 29,697,276 were issued and outstanding.

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

On September 30, 2005, Energenx entered into a Subscription Agreement with Marvin Redenius, a member of the Board of Directors of Energenx. Pursuant to the Subscription Agreement Marvin Redenius has agreed to purchase 3,000,000 shares of common stock of Energenx for a purchase price of $1,500,000. This private placement is exempt from registration pursuant to Section 4(2) of Securities Act of 1933, as amended, and pursuant to Rule 505 of Regulation D. As of December 31, 2006, Energenx confirmed receipt of $1,000,000 of the $1,500,000 total purchase price pursuant to the Subscription Agreement signed September 30, 2005. Energenx has subsequently received the remaining $500,000 of the $1,500,000 total purchase price.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES F-1 THROUGH F-19 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO ENERGENX’S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

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

B. Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves meeting any demand for Potential Battery Chargers from GTG Corp., and research and development activities on energy generation, battery charger and charge control unit prototypes.

Concerning the battery chargers, product research will continue on improving the efficiency of the Potential Battery Charger. We will continue our development of variations of the Potential Battery Charger for specific markets to accommodate 12-volt, 24-volt, 36-volt and 48-volt applications with a wide range of capacity requirements. In 2007 we expect to be able to deliver a new version of the 36 volt of our Potential Battery Chargers to GTG Corp. for testing and potentially for further UL assessment, testing and certification.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential Battery Chargers. We cannot assure you that GTG Corp. will order any Potential Battery Chargers from us in 2007 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the Potential Battery Chargers from GTG Corp. Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment. Such equipment purchases are likely to be in the range of $100,000 for the next twelve months. We may also need to hire up to three more employees if we receive orders from GTG Corp. We intend to contract out the bulk of the manufacturing of the Potential hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

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

C. Liquidity and Capital Resources.

As of December 31, 2006, we had $499,235 in cash and cash equivalents. In January 2007 we received an additional $500,000 from a private placement (see below). We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the fiscal year ended December 31, 2006 was $461,261 resulting in a net loss of $513,305.

Net cash from financing activities for the fiscal year ended December 31, 2006 was $800,000. This does not include the $500,000 due to the Energenx related to shares remaining to be issued to Marvin Redenius pursuant to a Subscription Agreement signed on September 30, 2005, in which Mr. Redenius subscribed for 3,000,000 shares of common stock of Energenx for $1,500,000. The additional $500,000 was received on January 23, 2007.

Our current real estate lease is on a two year renewal basis. We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	revenues from purchase of Potential modules by GTG Corp., if any;

•	royalty income, if any, from product sales by GTG Corp.; and

•	through future private placement financing.

As mentioned above, we may generate additional revenues from GTG Corp. if they order Potential hybrid modules under our license agreement. We cannot at this time assure you that those orders will occur or revenues will be generated in fiscal year 2007, if at all.

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

We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us. We may need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger and our hybrid electromagnetic motor/generator product candidate. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the twelve month period ending March 31, 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.

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

Revenue recognition: Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

Research, development costs: Research and development costs are expensed as incurred.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets. Energenx’ intangible assets are composed of a patent and license. They are amortized on a straight-line basis over ten and fifteen year lives, respectively.

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

We have a limited operating history upon which investors may base an evaluation of our likely future performance. Since we began operations in 1999 we have been engaged in developing our research programs, recruiting outside directors and key consultants. We have not generated any revenue to date other than interest income. Our only income other than equity financings has been a modest amount of interest income. As of December 31, 2006, we had an accumulated deficit of $2,250,159 and our operating losses are continuing.

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

We expect to incur substantial operating losses for at least the next several years. We currently have sufficient capital resources to fund our operations, with necessary adjustments to our general and administrative budget, at least through March 2008. We currently have no sources of revenue and we cannot assure you that we will be able to develop other revenue sources or that our operations will become profitable, even if we are able to commercialize any products. If we do not generate significant increases in revenue, at some point in the future we may not be in a position to continue operations and investors could lose their entire investment.

We may need additional funds, and if we are unable to raise them, we may have to curtail or cease operations.

Our product development programs and the potential commercialization of our product candidates require substantial working capital, including expenses for in house and third party testing, manufacture of hybrid modules for use by GTG Corp. in its production of Potential Chargers pursuant to our License Agreement. Our future working capital needs will depend on many factors, including:

•	the progress and magnitude of our product development programs,

•	the scope and results of product development testing,

•	the costs under current and future license agreements for our product candidates, including the costs of obtaining and maintaining patent protection for our product candidates,

•	the costs of acquiring any technologies or additional product candidates,

•	the rate of technological advances,

•	the commercial potential of our product candidates,

•	the magnitude of our administrative and legal expenses, including office and research development facilities rent, and

•	the costs of establishing third party arrangements for manufacturing.

•	the amount of revenues we may generate from supplying hybrid modules to GTG Corp..

We have incurred negative cash flow from operations since we incorporated and we may not generate positive cash flow from our operations within the next several years. Therefore, depending the amount of revenues we generate in 2007 from supplying GTG Corp., we may need additional future financings in order to carry out our plan of operations beyond the next twelve months.

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

We have not invested in full scale manufacturing, marketing or product sales resources. We cannot assure you that we will be able to acquire such resources. It is likely that we will also need to hire additional personnel skilled in engineering, product development and manufacturing of components if we develop additional product candidates with commercial potential. We have no history of manufacturing or marketing. We cannot assure you that we will successfully manufacture or market any product we may develop, either independently or under manufacturing or marketing arrangements, if any, with other companies. We currently do not have any arrangements with other companies, and we cannot assure you that any arrangements with other companies can be successfully negotiated or that such arrangements will be on commercially reasonable terms. To the extent that we arrange with other companies to manufacture or market our products, if any, the success of such products may depend on the efforts of those other companies.

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

Our battery charger products will need to be tested independently before they are marketed and sold in the United States by Underwriters Laboratory and other similar organizations in other countries in order to obtain the UL or similar foreign certification product label. There can be no assurance that any future products we or our licensees submit for testing of effectiveness and safety by Underwriters Laboratory or similar foreign organization will result in certification of that product. Without such certification sale of the products would be difficult if not impossible.

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

As of March 28, 2007, our directors and executive officers beneficially owned approximately 60% of our outstanding common stock. As a result, our controlling stockholders are able to control all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Energenx that may be favored by other stockholders.

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

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2006. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B	Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

A.	Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of Energenx are as follows:

Name	Age	Position

Gary A. Bedini	54	President & Chief Executive
		Officer, Director

Rick M. Street	49	Chief Financial Officer, Secretary,
		Treasurer, Director

John C. Bedini	57	Vice President of Research and
		Development, Director

Thomas E. Bearden, Ph.D.	78	Director

Marvin Redenius	42	Director

Hans Werner Huss	64	Director

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

Thomas E. Bearden, Ph.D. Thomas Bearden has served as a director of Energenx since June 2001. Thomas Bearden is a member of the Scientific Advisory Board of Energenx. Tom Bearden is a research scientist, inventor, consultant, and holds Ph.D. (Trinity University) in Science, M.S. (Georgia Tech) in Nuclear Engineering, and B.S. (Northeast Louisiana State) in mathematics. has participated in founding the first legitimate theory of COP>1.0 EM systems published in leading scientific journals. Dr. Bearden is Director of the Association of Distinguished American Scientists (ADAS), a former Fellow Emeritus of the Alpha Foundation's Institute for Advanced Study (AIAS), CEO of CTEC, Inc., a private research and development company based in Huntsville, Alabama and serves as a member on the board of directors of two private companies. He has authored or co-authored more than 200 professional papers in the literature and has published several technical books. In his work with the AIAS, he has participated in authoring and co-authoring more than 100 scientific papers primarily in the area of advanced electrodynamics. Approximately one third of the papers have been published in leading scientific and research journals. Of the published articles one half of them are related to extracting usable electromagnetic energy.

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

Two report on Form 4 filed on behalf of Marvin Redenius, Director, were filed late during January and November 2006 concerning the receipt of subscription receivables pursuant to a Subscription Agreement between Energenx and Marvin Redenius dated September 30, 2005.

Item 10. Executive Compensation.

A. Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last two fiscal years ended December 31, 2005 and December 31, 2006 to our Chief Executive Officer and our Vice President (collectively the “Named Executive Officers”). None of the other executive officers of Energenx had an annual salary and bonus for fiscal year 2006 that exceeded $100,000.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compen-sation Earnings ($) (h)	All other Compen-sation ($) (i)	Total ($) (j)
Gary A. Bedini Pres. & CEO, Dir.	2006	123,214	0	0	0	0	0	0	123,214
	2005	104,932	0	0	0	0	0	0	104,932
John Bedini Vice Pres., Dir.	2006	127,282	0	0	0	0	0	0	127,282
	2005	122,924	0	0	0	0	0	0	122,924

B.	Narrative Disclosure to Summary Compensation Table

Neither Gary Bedini or John Bedini have entered into formal written employment agreements with Energenx. Each is employed on an at will basis with a base salary but with any bonus or option compensation at the discretion of the uninterested members of the board of directors. To date no bonus or option compensation has been granted to either Named Executive Officer. In 2006 Gary Bedini’s annual salary was set at $132,306, but was revised downward to $81,602 in November 2006, resulting in actual salary compensation received in 2006 of $123,214. John Bedini’s annual salary for 2006 was initially set at $136,853 but was also revised downward in November 2006 to $77,418, resulting in actual salary paid of $127,282.

C.	Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexer- cised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expira- tion Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares of Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($) (j)
G. Bedini	0	0	0	0	0	0	0	0	0
J. Bedini	0	0	0	0	0	0	0	0	0

There were no option grants to our Named Executive Officers in 2006. No option grants have been made to any of our named executive officers under the Energenx 1999 Stock Option Plan, or outside of that Plan, to date.

D.	Compensation of Directors

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity incentive Plan Com- pensation ($) (e)	Change in Pension Vslue and Nonqualified Deferred Compensation Earnings (f)	All other Compensa- tion ($) (g)	Total ($) (h)
Bearden	0	0	0	0	0	0	0
Huss	0	0	0	0	0	4500 (1)	4500
Redenius	0	0	0	0	0	0	0
Street	0	0	0	0	0	0	0

(1)	Hans Werner Huss was paid $4,500 in 2006 as a consultant to Energenx for services involving drafting an updated business plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2007 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers and directors and (c) by all executive officers and directors of Energenx as a group. As of March 28, 2007 there were 29,697,276 shares of our common stock issued and outstanding. The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of March 28, 2007 upon the exercise of all options and other rights beneficially owned on that date. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and, as Appropriate,
Address of	Amount and Nature of
Beneficial Owner (1)	Beneficial Owner	Percent of Common Stock

Gary A. Bedini (2)	3,592,000	12.10%

John C. Bedini (3)	5,658,000	19.05%

Rick M. Street (4)	250,000	*

Marvin Redenius (5)	7,800,000	26.27%

Thomas E. Bearden (6)	320,402	1.08%

Hans Werner Huss (7)	200,000	*

All directors and executive officers (six persons) as a group	17,820,402	60.00%

Thomas G. Walsh (8) 1027 Sherman Avenue Coeur D’Alene, Idaho 83814	1,867,638	6.29%

Frank & Judith Ten Thy (9) 3605 Broken Arrow Road Coeur D’Alene, Idaho 83815	1,632,588	5.50%

* Less than 1%.

(1)	Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 6200 E. Commerce Loop, Post Falls, Idaho 83854.

(2)	Gary A. Bedini. Includes 3,592,000 shares of common stock held by Gary Bedini.

(3)	John C. Bedini. Includes 5,658,000 shares of common stock held by John Bedini.

(4)	Rick M. Street. Includes 250,000 shares of common stock held by Rick Street.

(5)	Marvin Redenius. Includes 7,800,000 shares of common stock held by Marvin Redenius.

(6)	Thomas E. Bearden. Includes 320,402 shares of common stock held by Thomas Bearden.

(7)	Hans Werner Huss. Includes 200,000 shares of common stock held by Hans Werner Huss.

(8)	Thomas G. Walsh. Includes 1,867,638 shares of common stock held by Thomas G. Walsh.

(9)	Frank and Judith Ten Thy. Includes 1,632,588 shares of common stock held in the name of the Frank Ten Thy and Judith Ten Thy Family Trust.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	0	$0	300,000
Equity compensation plans not approved by security holders	0	$0
Total	0	$0	300,000

(1)
On October 7, 1999 the shareholders of Energenx adopted the 1999 Stock Option Plan with 300,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of Energenx.

Item 12. Certain Relationships and Related Transactions.

During the years ended December 31, 2006 and 2005, Energenx paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx. At the same time, Bedini Electronics, Inc. paid some of the expenses of Energenx. This was done as the two companies shared joint office space and split certain expenses. In addition, in April 2005, Energenx loaned Bedini Electronics $4,000 in cash for operations. This related loan, which bears interest of 6%, is payable in monthly installments of $352. At December 31, 2006, the unpaid loan balance from Bedini Electronics was $2,037. No principal or interest was paid on this loan during 2006. The aggregate net amount owing from Bedini Electronics at December 31, 2006 and 2005 was $11,229 and $10,176, respectively.

On September 30, 2005, Energenx entered into a Subscription Agreement with Marvin Redenius., a member of the Board of Directors of Energenx. Pursuant to the Subscription Agreement Marvin Redenius agreed to purchase 3,000,000 shares of common stock of Energenx for a purchase price of $1,500,000. The purchase of the 3,000,000 shares was completed on January 23, 2007 with the receipt of the final $500,000 from Marvin Redenius. The purchase price of the shares was set by the board of directors, excluding Marvin Redenius, pursuant to the recommendation of management. The purchase price of the shares is higher than that obtained by Energenx in its most recent private placements. Marvin Redenius largely owns and controls GTG Corp., an Iowa based corporation that signed an Exclusive Technology License Agreement on December 1, 2004 with Energenx, pursuant to which Energenx granted GTG Corp. an exclusive license in the area of North America (the United States, Canada and Mexico) to proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles.

Director Independence

The Board of Directors has determined that three of its members are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers. Our independent directors include: Thomas Bearden, Marvin Redenius and Hans Werner Huss.

Item 13. Exhibits

(a) Exhibits specified by item 601 of Regulation S-B.

See Exhibit Index - page 38.

Item 14.  Principal Accounting Fees and Services.

Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster in connection with its audit of Energenx’s financial statements as of and for the years ended December 31, 2006, and 2005, its reviews of Energenx’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $20,226 and $17,497 , respectively.

Tax Fees - We paid Williams & Webster, P.S. $450 for the fiscal year 2006 for professional services rendered for tax compliance. We did not incur any fees and expenses from Williams & Webster, P.S. for the fiscal year 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We did not incur any other fees and expenses from Williams & Webster, P.S. for the fiscal years 2005 and 2006 annual audits.

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
______________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho on this 29th day of March, 2007.

ENERGENX, INC.

By:	/s/ Gary A. Bedini
Gary A. Bedini
President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 29th of March, 2007.

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
Marvin Redenius

Energenx, Inc.
Post Falls, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Energenx, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energenx, Inc. as of December 31, 2006 and 2005 and the results of its operations, stockholders’ equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 29, 2007

ENERGENX, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$499,235	$169,451
Inventory	-	3,595
Advances receivable-related party	11,229	12,203
Prepaid expense	38,401	6,924
Total Current Assets	548,865	192,173

PROPERTY AND EQUIPMENT, NET	20,470	19,673

OTHER ASSETS
License, net of accumulated amortization	61,600	68,800
Patents, net of accumulated amortization	37,117	42,574
Total Other Assets	98,717	111,374

TOTAL ASSETS	$668,052	$323,220

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,890	$4,124
Interest payable	2,674	2,674
Interest payable-related party	2,607	2,607
Deposit on license	5,000	-
Deposit on common stock	600,000	-
Payroll taxes payable	37,216	9,445
Notes payable	1,660	1,660
Accrued payroll	56,950	36,350
Total Current Liabilities	714,997	56,860

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 55,000,000 shares authorized,
27,497,276 and 27,097,276 shares issued and oustanding,
respectively	27,497	27,097
Additional paid-in capital	2,175,717	1,976,117
Deficit accumulated during development stage	(2,250,159)	(1,736,854)
Total Stockholders' Equity (Deficit)	(46,945)	266,360

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$668,052	$323,220

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From
			September 29,
			1999
	Years Ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006

REVENUES	$-	-	$-

OPERATING EXPENSES
Amortization and depreciation	20,815	19,538	112,018
Board of directors fees	-	-	60,000
Consulting	4,500	27,500	316,029
General and administrative	63,863	45,638	203,002
Legal and accounting	51,788	64,445	158,408
License and fees	-	385	107,524
Marketing	-	-	19,464
Rent	28,200	26,400	188,068
Research and development	209,913	169,212	428,246
Salaries and benefits	134,367	151,231	623,855
Travel	-	-	1,580
TOTAL OPERATING EXPENSES	513,446	504,349	2,218,194

LOSS FROM OPERATIONS	(513,446)	(504,349)	(2,218,194)

OTHER INCOME (EXPENSES)
Interest income	31	137	192
Other income	110	-	110
Interest expense	-	-	(34,877)
Loss on disposal of asset	-	-	(1,709)
Gain on forgiveness of debt	-	-	4,319
TOTAL OTHER INCOME (EXPENSES)	141	137	(31,965)

LOSS BEFORE TAXES	(513,305)	(504,212)	(2,250,159)

INCOME TAXES	-	-	-

NET LOSS	$(513,305)	(504,212)	$(2,250,159)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	27,397,276	26,763,943

 The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders
	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued for cash at $0.001 per share	7,836,168	$7,836	$(6,530)	$-	$1,306

Net loss for period ending December 31, 1999	-	-	-	(3,588)	(3,588)

Balance, December 31, 1999	7,836,168	7,836	(6,530)	(3,588)	(2,282)

Common stock issued for convertible debt at
an average of $0.31 per share	195,060	195	59,815	-	60,010

Common stock issued for cash at $0.33 per share	330,000	330	109,670	-	110,000

Stock offering costs	-	-	(7,690)	-	(7,690)

Common stock issued for equipment
at $0.33 per share	9,750	10	3,240	-	3,250

Net loss for year ending December 31, 2000	-	-	-	(67,889)	(67,889)

Balance, December 31, 2000	8,370,978	8,371	158,505	(71,477)	95,399

Common stock issued for cash at $0.33 per share	453,000	453	150,547	-	151,000

Common stock issued for services
at $0.33 per share	158,280	158	52,602	-	52,760

Stock offering costs	-	-	(4,440)	-	(4,440)

Common stock issued for office equipment	1,086	1	361	-	362

Common stock issued for technology license	5,140,326	5,140	52,860	-	58,000

Common stock issued for services at $1.00
per share	2,606	3	2,603	-	2,606

Net loss for year ending December 31, 2001	-	-	-	(301,595)	(301,595)

Balance, December 31, 2001	14,126,276	$14,126	$413,038	$(373,072)	$54,092

 The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Deficit
Accumulated
Additional	During	Total
Common Stock	Paid-in	Development	Stockholders
Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, December 31, 2001	14,126,276	$14,126	$413,038	$(373,072)	$54,092

Common stock issued for cash at $1.00
per share	24,000	24	23,976	-	24,000

Common stock issued for loans payable
at $1.00 per share	20,000	20	19,980	-	20,000

Net loss for year ending December 31, 2002	(141,307)	(141,307)

Balance, December 31, 2002	14,170,276	-	14,170	-	456,994	-	(514,379)	-	(43,215)

Common stock issued for board of directors
fees at $0.05 per share	1,000,000	1,000	49,000	-	50,000

Common stock issued for consulting fees
at $0.05 per share	2,200,000	2,200	107,800	-	110,000

Common stock issued for licensing fees
at $0.05 per share	2,000,000	2,000	98,000	-	100,000
-
Loss for year ending December 31, 2003	-	-	-	(310,189)	(310,189)

Balance, December 31, 2003	19,370,276	-	19,370	-	711,794	-	(824,568)	-	(93,404)

Common stock issued for cash at
$0.21 per share	2,400,000	2,400	497,600	-	500,000

Stock offering costs	-	-	(50,000)	-	(50,000)

Issuance of common stock upon exercise
of options for cash of $0.21 per share	2,400,000	2,400	497,600	-	500,000

Common stock issued for loans payable
at $0.05 per share	2,527,000	2,527	123,823	-	126,350

Merger and recapitalization of Company	-	-	(4,300)	-	(4,300)

Net loss for year ending December 31, 2004	-	-	-	(408,074)	(408,074)

Balance, December 31, 2004	26,697,276	26,697	1,776,517	(1,232,642)	570,572

Common stock issued for cash at $0.50 per share	400,000	400	199,600	-	200,000

Net loss for year ending December 31, 2005	-	-	-	(504,212)	(504,212)

Balance, December 31, 2005	27,097,276	-	27,097	-	1,976,117	-	(1,736,854)	-	266,360

Common stock issued for cash at $0.50 per share	400,000	400	199,600	-	200,000

Net loss for year ending December 31, 2006	-	-	-	(513,305)	(513,305)

Balance, December 31, 2006	27,497,276	$27,497	$2,175,717	$(2,250,159)	$(46,945)

 The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From
			September 29,
			1999
	Years Ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(513,305)	$(504,212)	$(2,250,159)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-	-	8,300
Gain on debt forgiveness	-	-	(4,319)
Loss on disposal of asset	-	-	1,806
Amortization and depreciation	20,815	19,538	112,022
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in note receivable	975	4,899	(11,229)
Decrease (increase) in prepaids	(31,478)	26,714	(38,402)
Decrease (increase) in inventory	3,595	(3,595)	-
Increase in deposit liability	5,000	-	5,000
Increase (decrease) in interest payable	-	-	5,282
Increase (decrease) in accounts payable	4,766	(7,886)	13,204
Increase (decrease) in accrued payroll	20,600	36,350	56,950
Increase (decrease) in payroll taxes payable	27,771	(3,225)	37,216
Net cash used by operating activities	(461,261)	(431,417)	(1,748,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent	(1,450)	-	(69,950)
Cash paid for equipment purchased	(5,371)	(12,147)	(44,733)
Cash paid for leasehold improvements	(2,134)	-	(6,733)
Net cash used by investing activities	(8,955)	(12,147)	(121,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	-	(62,130)
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	-	199,610
Payment of notes payable	-	-	(109,882)
Increase in deposit on common stock	600,000	-	600,000
Proceeds from sale of common stock	200,000	200,000	1,686,306
Net cash provided by financing activities	800,000	200,000	2,369,614

Change in cash	329,784	(243,564)	499,235

Cash, beginning of period	169,451	413,015	-

Cash, end of period	$499,235	$169,451	$499,235

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000

 The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on September 29, 1999 under the laws of the State of Nevada. The primary business purpose of the Company is to undertake research and development relating to electromagnetic motor, generator and battery charger system. The Company is in the development stage. The fiscal year end of the corporation is December 31.

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

Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company has not yet determined the financial impact of adopting SFAS No. 157.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2006 and 2005 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $399,235 and $69,451, respectively.

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

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

At December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Impaired Asset Policy
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At December 31, 2006 and 2005, the Company determined that there were no impairments of long-lived assets.

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

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the year ended December 31, 2006 and 2005 were $209,913 and $169,212, respectively. Salaries for those employees directly involved in research and development are included in research and development expense.

Revenue Recognition
Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years. Depreciation expense for the years ended December 31, 2006 and 2005 was $5,252 and $5,488, respectively.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	December 31,
	2006	2005
Machinery	$34,085	$29,019
Office Furniture and Equipment	13,896	13,591
Leasehold Improvements	5,292	3,158
	53,273	45,768
Less Accumulated Depreciation	(32,803)	(26,095)
Property and Equipment - Net	$20,470	$19,673

NOTE 4- PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years. The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68,500	$19,076	$49,424
2005 Activity	—	6,850	—
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity	1,451	6,908	—
Balance, December 31, 2006	$69,951	$32,834	$37,117

NOTE 5- TECHNOLOGY LICENSES

On October 8, 1999, the Company acquired a technology license, which included all rights, title and interest in certain patent applications, improvements, proprietary information, trade secrets, technical and scientific information pertaining to several designs of the back EMF permanent electromagnetic motor generator from Mr. John C. Bedini, currently a shareholder and officer of the Company. The Company acquired this license for a $50,000 note payable to Mr. Bedini, which was initially due on June 30, 2000. This note is unsecured and bears interest at the rate of 6% per annum. The payment due date for the note was extended until the completion of the Company’s second round of financing. See Note 6.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

NOTE 6- LICENSE AGREEMENT WITH AFFILIATED COMPANY

On December 1, 2004, the Company entered into an exclusive technology license agreement with a corporation that is mainly controlled by a member of the board of directors. Pursuant to that agreement, the Company granted an exclusive license in North America to proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles. The agreement grants a license under existing patents rights owned by Energenx and to any patent applications to be filed to the extent that it relates to the proprietary Energenx technology involving a battery charging system utilized for charging battery operated vehicles other than automobiles. The license is exclusive for a period of ten years, with an option to extend the exclusivity for an additional ten years. There was no right to sublicense granted in the agreement.

The licensee agrees to pay royalties equal to five percent of the gross sales price of all products sold which utilize the licensed proprietary technology to Energenx. A de minimus up front license fee of $1 was paid for the license.

As a condition to entering into the exclusive technology license agreement, the licensee agreed to purchase all of Energenx’s proprietary hybrid module components to be installed in the Potential Battery Chargers, named “Radiant modules” in the agreement, but now referred to as “Potential modules” between the parties, on a cost plus basis at a base price of $50 per module. Under the agreement, the Company is obligated to pay all patent filing, prosecution and maintenance costs.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

While either party can terminate the exclusive technology license agreement if the other party defaults in the performance of any obligation under the agreement or is adjudged bankrupt, the license formally terminates upon expiration of the last to expire of the licensed patents or patents to be filed in the future concerning the proprietary Energenx technology.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two shareholders and officers of Energenx. At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company. This was done as the two companies shared joint office space and split certain expenses. In addition, in April 2005, the Company loaned Bedini Electronics $4,000 in cash for operations. This unsecured loan, which bears interest of 6%, is payable in monthly installments of $352. The aggregate net amount owing from Bedini Electronics at December 31, 2006 and 2005 was $11,229 and $10,176, respectively.

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

For additional related party transactions, see Notes 5, 6, 8 and 12.

NOTE 8 - NOTES PAYABLE

During the year ended December 31, 2002 the Company received loans from outside parties totaling $44,500. These notes were unsecured and interest was payable at 6% per annum. During the year ended December 31, 2004 the Company converted the outstanding principal and accrued interest on these loans into 925,375 shares of common stock. The note payable of $1,660 at December 31, 2006 represents the remaining balance of interest not converted.

NOTE 9 - PROVISION FOR TAXES

At December 31, 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $673,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at December 31, 2006. The significant components of the deferred tax asset at December 31, 2006 and 2005 were as follows:

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

	December 31, 2006	December 31, 2005
Net operating loss carryforward	$1,990,000	$1,470,000

Deferred tax asset	$677,000	$501,000
Deferred tax asset valuation allowance	(677,000)	(501,000
Net deferred tax asset	$—	$—

At December 31, 2006, the Company has net operating loss carryforwards of approximately $1,990,000, which expire in the years 2019 through 2026. In 2003, the Company recognized approximately $260,000 of losses from the issuance of common stock for services and license fees which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2005 to December 31, 2006 was approximately $176,000.

NOTE 10 - COMMON STOCK

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

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

During the year ended December 31, 2004, the Company issued 2,527,000 shares of common stock at $0.05 per share in payment of outstanding loans and interest totaling $126,350. In addition, the Company issued 2,400,000 shares of common stock and options to purchase an additional 2,400,000 shares of common stock for $0.21 per share for cash of $500,000. The stock options were issued with the stock in consideration of the stock purchase, and were valued at $0.03 per share, or $72,000 which was treated as a proration of additional paid-in capital upon the completion of this transaction. Furthermore, during 2004, this individual then exercised these options and purchased 2,400,000 shares of common stock at $0.21 per share for an additional $500,000. See Note 13.

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

During the year ended December 31, 2006, the Company issued 400,000 shares of common stock at $0.50 per share for cash of $200,000.

NOTE 11 - STOCK OPTION PLAN

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

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

During the year ended December 31, 2004, the Company granted 2,400,000 non-qualified options to an individual in consideration of purchasing an initial 2,400,000 shares of common stock at a total unit price of $0.21 per unit. The purchase price of these units was allocated $0.18 per share and $0.03 per stock option. The options were valued using the Black-Scholes option pricing model using the following assumptions as required under SFAS No. 123): risk-free interest rate of 4%; volatility of 50%; no dividends; an expected life of no more than 1 year; and an expected exercise price of $0.21 for six months changing to $0.40 for a further six months. The 2,400,000 options were exercised in 2005 for a cash payment of $500,000. Because the options were granted in consideration of a capital investment, they were treated for accounting purposes as warrants attached to the stock.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2005	—	$—
Granted	2,400,000	0.21
Exercised	(2,400,000)	0.21
Outstanding at December 31, 2005	—	—
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2006	—	$—
Options Exercisable at December 31, 2006	—	$—
Fair Market Value Per Share of Options Granted in 2006		$—

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases
On March 13, 2006, the Company entered into a new two-year lease for office space and in lieu of a security deposit, prepaid the entire amount of the lease ($57,600). The unamortized prepaid balance at December 31, 2006 was $33,600.

Royalty Agreements
No royalties have been earned or paid under the Company’s royalty agreements at December 31, 2006 or 2005.These agreements are described in Notes 5 and 6.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 13 - SUBSEQUENT EVENTS

On January 23, 2007, the Company issued 2,200,000 shares of common stock to satisfy an outstanding stock subscription agreement. At that time, the Company received $500,000 in cash related to 1,000,000 of the aforementioned shares. The remaining 1,200,000 shares were related to the $600,000 deposit on common stock liability at December 31, 2006, which was converted into equity at the time the shares were issued.