Form 10KSB/A
period 2006-12-31
ENERGENX, INC.
filed 2007-04-20
CIK 1289047

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

EXPLANATORY NOTE

Energenx, Inc. is filing this amendment to its Form 10-KSB for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 29, 2007 (the “Original Filing”), to add shell company disclosure on the cover page of this Form 10-KSB/A pursuant to Rule 12b-2 of the Exchange Act.

As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbannes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

Except for the amendment described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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
______________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho on this 21st day of April, 2007.

ENERGENX, INC.

By:	/s/ Gary A. Bedini
Gary A. Bedini
President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 21th of April, 2007.

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