Form 10QSB
period 2007-03-31
ENERGENX, INC.
filed 2007-05-15
CIK 1289047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

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

At May 11, 2007, the issuer had outstanding the indicated number of shares of common stock: 29,697,276.

Transitional Small Business Disclosure Format YES ࿶ NO ☒

ENERGENX, INC.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2007 (unaudited)
	and December 31, 2006 (audited)	1

	Statements of Operations (unaudited) for the three months
	ended March 31, 2007 and 2006	2

	Statements of Cash Flows (unaudited) for the three
	months ended March 31, 2007 and 2006	3

	Condensed Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operations	11

Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION	13

Item 6.	Exhibits	14

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$831,372	$499,235
Advances receivable- related party	10,789	11,229
Prepaid expense	31,123	38,401
Total Current Assets	873,284	548,865

PROPERTY AND EQUIPMENT, NET	23,745	20,470

OTHER ASSETS
License, net of accumulated amortization	59,800	61,600
Patents, net of accumulated amortization	41,583	37,117
Total Other Assets	101,383	98,717

TOTAL ASSETS	$998,412	$668,052

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$9,640	$8,890
Interest payable	2,674	2,674
Interest payable - related parties	2,607	2,607
Payroll taxes payable	13,568	37,216
Deposit on common stock	-	600,000
Deposit on license	5,000	5,000
Notes payable	-	1,660
Accrued payroll	21,950	56,950
Total Current Liabilities	55,439	714,997

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value; 55,000,000 shares authorized,
29,697,276 and 27,497,276 shares issued and oustanding,
respectively	29,697	27,497
Additional paid-in capital	3,273,518	2,175,717
Deficit accumulated during development stage	(2,360,242)	(2,250,159)
Total Stockholders' Equity (Deficit)	942,973	(46,945)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$998,412	$668,052

The accompanying condensed notes are an integral part of these interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From
			September 29,
	Three Months	Three Months	1999
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Amortization and depreciation	5,890	5,327	117,908
Board of directors fees	-	-	60,000
Consulting	-	-	316,029
General and administrative	15,839	20,350	218,841
Legal and accounting	12,725	3,465	171,133
License and fees	15	-	107,539
Marketing	-	-	19,464
Rent	7,200	6,600	195,268
Research and development	42,589	38,088	470,835
Salaries and benefits	27,139	27,714	650,994
Travel	-	-	1,580
TOTAL OPERATING EXPENSES	111,397	101,544	2,329,591

LOSS FROM OPERATIONS	(111,397)	(101,544)	(2,329,591)

OTHER INCOME (EXPENSES)
Interest income	335	-	527
Other income	-	-	110
Interest expense	-	-	(34,877)
Loss on disposal of asset	(21)	-	(1,730)
Gain on forgiveness of debt	1,000	-	5,319
TOTAL OTHER INCOME (EXPENSES)	1,314	-	(30,651)

LOSS BEFORE TAXES	(110,083)	(101,544)	(2,360,242)

INCOME TAXES	-	-	-

NET LOSS	$(110,083)	$(101,544)	$(2,360,242)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	29,697,276	27,497,276

The accompanying condensed notes are an integral part of these interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			September 29,
	Three Months	Three Months	1999
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,083)	$(109,218)	$(2,360,242)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-	-	8,300
Gain on debt forgiveness	(1,000)	-	(5,319)
Loss on disposal of asset	21	-	1,827
Amortization and depreciation	5,890	5,327	117,912
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in note receivable	(220)	538	(11,449)
Decrease (increase) in prepaids	7,279	(50,921)	(31,123)
Increase in deposit liability	-	-	5,000
Increase (decrease) in interest payable	-	-	5,282
Increase (decrease) in accounts payable	(5,624)	7,098	7,580
Increase (decrease) in accrued payroll	(35,000)	(35,650)	21,950
Increase (decrease) in payroll taxes payable	(23,648)	(7,326)	13,568
Net cash used by operating activities	(162,385)	(190,152)	(1,911,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent	-	-	(69,950)
Cash paid for equipment purchased	(5,478)	(5,004)	(50,211)
Cash paid for leasehold improvements	-	-	(6,733)
Net cash used by investing activities	(5,478)	(5,004)	(126,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for stock	500,000	-	437,870
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	-	199,610
Payment of notes payable	-	-	(109,882)
Increase in deposit on common stock	-	-	600,000
Proceeds from sale of common stock	-	200,000	1,686,306
Net cash provided by financing activities	500,000	200,000	2,869,614

Change in cash	332,137	4,844	831,372

Cash, beginning of period	499,235	169,451	-

Cash, end of period	$831,372	$174,295	$831,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$15,255
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000
Purchased patent included in accounts payable	$6,374	$-	$6,374

The accompanying condensed notes are an integral part of these interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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
MARCH 31, 2007

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
MARCH 31, 2007

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

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at March 31, 2007 and December 31, 2006 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $731,372 and $399,235.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the periods ended March 31, 2007 and 2006 were $42,589 and $38,088, respectively. Salaries for those employees directly involved in research and development are included in research and development expense.

NOTE 3 - PREPAID EXPENSE

Prepaid expenses at March 31, 2007 includes the prepayment of a commercial lease.  See Note 8.

During the year ended December 31, 2006, the Company renewed its office space lease for two years and prepaid the entire amount of the lease, $57,600.  During the three months ended March 31, 2007, the Company expensed $7,200.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years. Depreciation expense for the periods ended March 31, 2007 and 2006 was $5,890 and $5,327, respectively.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	March 31,	December 31,
	2007	2006
Machinery	$34,877	$34,085
Office Furniture and Equipment	18,023	13,896
Leasehold Improvements	5,292	5,292
	58,192	53,273
Less Accumulated Depreciation	(34,447)	(32,803)
Property and Equipment - Net	$23,745	$20,470

 NOTE 5 - PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years. The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68,500	$19,076	$49,424
2005 Activity	—	6,850	—
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity	1,451	6,908	—
Balance, December 31, 2006	$69,951	$32,834	$37,117
2007 Activity	6,374	1,908	4,466
Balance, March 31, 2007	76,325	34,742	41,583

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2007 and the year ended December 31, 2006, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two shareholders and officers of Energenx. At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company. This was done as the two companies shared joint office space and split certain expenses. In addition, in April 2005, the Company loaned Bedini Electronics $4,000 in cash for operations. This unsecured loan, which bears interest of 6%, is payable in monthly installments of $352. The aggregate net amount owing from Bedini Electronics at March 31, 2007 and 2006 was $10,789 and $11,229, respectively.

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

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 7 - NOTE PAYABLE

During the period ended March 31, 2007, $1,660 of notes payable on the balance sheet as of December 31, 2006 was relieved in the following manner: $1,000 of third party payable was written off to forgiveness of debt, and $660 that was owed to Bedini Electronics was applied to the outstanding receivable from Bedini Electronics.

NOTE 8 - COMMON STOCK

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
MARCH 31, 2007

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

During the period ended March 31, 2007, the Company issued 2,200,000 shares of common stock at $0.50 per share for total cash of $1,100,000; $500,000 of which was received in the current quarter, and $600,000 which has been previously received, and recorded as a liability at 12/31/06.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases
On March 13, 2006, the Company entered into a new two-year lease for office space and in lieu of a security deposit, prepaid the entire amount of the lease ($57,600). The unamortized prepaid balance at March 31, 2007 was $28,800.

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

Concerning the battery chargers, product research will continue on improving the efficiency of the Potential Battery Charger. We will continue our development of variations of the Potential Battery Charger for specific markets to accommodate 12-volt, 24-volt, 36-volt/48-volt applications with a wide range of capacity requirements. In April 2007 we delivered a new forklift cart version of the 36/48 volt of our Potential Battery Charger to GTG Corp. for testing and potentially for further UL assessment, testing and certification. In the second quarter of 2007 we expect to be able to deliver a new golf cart version of the 36/48 volt of our Potential Battery Charger to GTG Corp. also for testing and potentially for further UL assessment, testing and certification.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential hybrid modules. We did not receive any orders from GTG Corp. during the first quarter of 2007. We cannot assure you that GTG Corp. will order any Potential modules from us in 2007 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the Potential hybrid module from GTG Corp. Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment. Depending on the availability of capital and the volume of future orders from GTG Corp., such equipment purchases are anticipated to be in the range of $100,000 for the next twelve months. Also depending on the availability of capital and the volume of orders from GTG Corp., we may hire up to three more employees if we receive orders from GTG Corp. We did not make any significant equipment purchases or hire any new employees in the period ending March 31, 2007. We intend to contract out the bulk of the manufacturing of the Potential hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

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

C. Liquidity and Capital Resources.

As of March 31, 2007, we had $831,372 in cash and cash equivalents and $817,845 in working capital as compared to $499,235 in cash and cash equivalents and $(166,132) in working capital at December 31, 2006. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the three months ended March 31, 2007 was $155,911 resulting in a net loss of $110,083.

Marvin Redenius, a director of Energenx, signed a subscription agreement on September 30, 2005 pursuant to which he agreed to purchase 3,000,000 shares of common stock from Energenx for $1,500,000. In January 2007 Mr. Redenius purchased the final 1,000,000 shares of the 3,000,000 shares previously subscribed for a purchase price of $500,000.

Our current real estate lease is on a two year renewal basis. We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	revenues from purchase of Potential modules by GTG Corp., if any;

•	royalty income, if any, from product sales by GTG Corp.;

•	through future private placement financing.

As mentioned above, we may generate revenue from GTG Corp. if they order Potential hybrid modules under our license agreement. We cannot at this time assure you that those orders will occur or that revenues will be generated in fiscal year 2007, if at all.

We believe that we have sufficient capital resources to finance our plan of operation at least through the first quarter of 2008. However, this is a forward-looking statement, and there may be changes that could consume available resources before the end of the year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger, our hybrid electromagnetic motor/generator product candidate and our charge control unit. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the second quarter of 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all. If we are unable to raise additional capital by the end of the first quarter of 2008 we will have to curtail or cease operations.

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

Subsequent Events.

On May 10, 2007, Energenx received exchange clearance from the NASD for quotation on the Over-the-Counter Bulletin Board (“OTCBB”). Energenx will be trading on the OTCBB under the stock symbol “EENX”.

Item 3.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2007. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.    Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

On May 10, 2007, Energenx received exchange clearance from the NASD for quotation on the Over-the-Counter Bulletin Board (“OTCBB”). Energenx will be trading on the OTCBB under the stock symbol “EENX”.

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

Dated May 11, 2007.
ENERGENX, INC.

By: /s/ Gary A. Bedini
Gary A. Bedini
President and Chief Executive Officer

By: /s/ Rick M. Street
Rick M. Street
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)