Form 10QSB
period 2007-06-30
ENERGENX, INC.
filed 2007-08-10
CIK 1289047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

At August 9, 2007, the issuer had outstanding the indicated number of shares of common stock: 29,697,276.

Transitional Small Business Disclosure Format YES ☐ NO ☒

ENERGENX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$731,299	$499,235
Accounts receviable
Notes receivable- related party	11,637	11,229
Prepaid expense	23,844	38,401
Total Current Assets	766,780	548,865

PROPERTY AND EQUIPMENT, NET	21,982	20,470

OTHER ASSETS
Deposit
License, net of accumulated amortization	58,000	61,600
Patents, net of accumulated amortization	39,671	37,117
Total Other Assets	97,671	98,717

TOTAL ASSETS	$886,433	$668,052

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,525	$8,890
Interest payable	-	2,674
Interest payable - related parties	-	2,607
Payroll taxes payable	13,963	37,216
Deposit on common stock	-	600,000
Deposit on license	5,000	5,000
Notes payable	-	1,660
Accrued payroll	28,986	56,950
Total Current Liabilities	59,474	714,997

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 55,000,000 shares authorized,
29,697,276 and 27,497,276 shares issued and oustanding,
respectively	29,697	27,497
Additional paid-in capital	3,273,517	2,175,717
Deficit accumulated during development stage	(2,476,255)	(2,250,159)
Total Stockholders' Equity (Deficit)	826,959	(46,945)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$886,433	$668,052

The accompanying condensed notes are an integral part of these financial statements.

ENERGENX, INC.
(Formerly Edward II, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From
	Three	Three			September 29,
	Months	Months	Six Months	Six Months	1999
	Ended	Ended	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$3,735	-	$3,735	-	$3,735

COST OF GOODS SOLD	869	-	869	-	869

GROSS PROFIT	2,866	-	2,866	-	2,866

OPERATING EXPENSES
Amortization and depreciation	5,978	5,135	11,868	10,463	123,886
Board of directors fees	-	-	-	-	60,000
Consulting	-	2,500	-	2,500	316,029
General and administrative	18,299	13,310	34,029	13,702	237,031
Legal and accounting	23,482	7,872	36,206	20,978	194,614
License and fees	1,527	-	1,651	-	109,175
Marketing	-	-	-	-	19,464
Rent	7,200	7,200	14,400	13,800	202,468
Research and development	39,860	58,507	82,449	113,320	510,695
Salaries and benefits	23,170	41,469	50,310	71,453	674,165
Travel	-	-	-	-	1,580
TOTAL OPERATING EXPENSES	119,516	135,993	230,913	246,216	2,449,107

LOSS FROM OPERATIONS	(116,650)	(135,993)	(228,047)	(246,216)	(2,446,241)

OTHER INCOME (EXPENSES)
Interest income	637	-	972	30	1,164
Other income	-	-	-	-	110
Interest expense	-	-	-	-	(34,877)
Loss on disposal of asset	-	-	(21)	-	(1,730)
Gain on forgiveness of debt	-	-	1,000	-	5,319
TOTAL OTHER INCOME (EXPENSES)	637	-	1,951	30	(30,014)

LOSS BEFORE TAXES	(116,013)	(135,993)	(226,096)	(246,186)	(2,476,255)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(116,013)	(135,993)	$(226,096)	(246,186)	$(2,476,255)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	nil	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	29,697,000	27,497,276	29,697,000	27,497,276

The accompanying condensed notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			September 29,
	Six Months	Six Months	1999
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,096)	$(246,186)	$(2,476,255)
Stock issued for directors fees	-	-	50,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	55,366
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-	-	8,300
Gain on debt forgiveness	(1,000)	-	(5,319)
Loss on disposal of asset	21	-	1,827
Amortization and depreciation	11,868	10,463	123,890
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in note receivable	(1,068)	912	(12,297)
Decrease (increase) in prepaids	14,557	(46,643)	14,558
Decrease in deposits	-	-	(38,402)
Increase in deposit liability	-	-	5,000
Increase (decrease) in interest payable	(5,281)	-	-
Increase (decrease) in accounts payable	(3,739)	1,393	9,465
Increase (decrease) in accrued payroll	(27,964)	(20,650)	28,986
Increase (decrease) in payroll taxes payable	(23,253)	(698)	13,963
Increase (decrease) in inventory	-	(7,482)	-
Net cash used by operating activities	(261,955)	(308,891)	(2,010,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent	-	-	(69,950)
Cash paid for equipment purchased	(5,981)	(5,371)	(50,714)
Cash paid for leasehold improvements	-	-	(6,733)
Net cash used by investing activities	(5,981)	(5,371)	(127,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	-	(62,130)
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	-	199,610
Payment of notes payable	-	-	(109,882)
Increase in deposit on common stock	-	-	600,000
Proceeds from sale of common stock	500,000	200,000	2,186,306
Net cash provided by financing activities	500,000	200,000	2,869,614

Change in cash	232,064	(114,262)	731,299

Cash, beginning of period	499,235	169,451	-

Cash, end of period	$731,299	$55,189	$731,299

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,607	$-	$17,862
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000
Common stock issued for deposit	$600,000	$-	$600,000
Purchased patent included in accounts payable	$6,374	$-	$6,374
Satisfaction of debt through note receivable decrease	$660	$-	$660

The accompanying condensed notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

Concentration of Credit Risk

The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at June 30, 2007 and December 31, 2006 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $631,299 and $399,235.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and December 31, 2006.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the six months ended June 30, 2007 and 2006 were $82,449 and $105,594, respectively. Salaries for those employees directly involved in research and development are included in research and development expense.

Revenue Recognition

Revenue is recorded when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exits, the price to the buyer is fixed or determinable, and collectability is reasonably assured or probable. Product sales revenue is recognized when title and risk of loss have passed to the buyer. According to the Company’s terms of sale, title and risk of loss pass to the customer upon delivery to the carrier.

Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 3 - PREPAID EXPENSE

Prepaid expenses at June 30, 2007 includes the prepayment of a commercial lease.
During the year ended December 31, 2006, the Company renewed its office space lease for two years and prepaid the entire amount of the lease, $57,600.  During the six months ended June 30, 2007, the Company expensed $14,400. The unamortized prepaid balance at June 30, 2007 was $21,600.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 3 to 7 years. Depreciation expense for the periods ended June 30, 2007 and 2006 was $3,781 and $2,920, respectively.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	June 30,	December 31,
	2007	2006
Machinery	$34,977	$34,085
Office Furniture and Equipment	18,963	13,896
Leasehold Improvements	5,292	5,292
	59,232	53,273
Less Accumulated Depreciation	(37,250)	(32,803)
Property and Equipment - Net	$21,982	$20,470

 NOTE 5 - PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years. The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68,500	$19,076	$49,424
2005 Activity	—	6,850	—
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity	1,451	6,908	—
Balance, December 31, 2006	$69,951	$32,834	$37,117
2007 Activity	6,374	3,820	2,554
Balance, June 30, 2007	76,325	36,654	39,671

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2007 and the year ended December 31, 2006, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two shareholders and officers of Energenx. At the same time, Bedini Electronics, Inc. paid some of the expenses of the Company. This was done as the two companies shared joint office space and split certain expenses. The aggregate net amount owing from Bedini Electronics at June 30, 2007 and 2006 was $10,128 and $11,291, respectively.

During the period ended June 30, 2007, the Company paid off outstanding interest in the amount of $2,607 related to notes converted in 2004. Also during the period ended June 30, 2007, the Company paid for a piece of testing equipment on behalf of a shareholder, for which they are entitled reimbursement. This is reflected on the balance sheet as part of a related party note receivable.

During the year ended December 31, 2002, the Company loaned to two of its officers a total of $4,900. At the time, the Company was not paying salaries. Because the transactions occurred while the Company was still private, it was not subject to the Sarbanes-Oxley Act of 2002, and therefore, was not prohibited. During the year ended December 31, 2005, the officers repaid the amounts through a salary reduction.

NOTE 7 - NOTE PAYABLE

During the six month period ended June 30, 2007, $1,660 of notes payable on the balance sheet as of December 31, 2006 were relieved in the following manner: $1,000 of third party payable was written off to forgiveness of debt, and $660 that was owed to Bedini Electronics was applied to the outstanding receivable from Bedini Electronics.

The Company received loans from outside parties in 2002 totaling $44,500. These notes were unsecured and interest was payable at 6% per annum. During the year ended December 31, 2004 the Company converted the outstanding principal and accrued interest into 925,375 shares of common stock. Accrued interest at December 31, 2006 was $2,674 which is the remaining balance of interest not converted. During the period ended June 30, 2007 this remaining balance was paid in cash.

NOTE 8 - COMMON STOCK

During the initial period ended December 31, 1999, the Company issued 7,836,168 shares of its common stock at par, for cash.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

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

During the year ended December 31, 2006, the Company issued 400,000 shares of common stock at $0.50 per share for cash of $200,000, in partial satisfaction of the subscription commitment discussed above.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007

During the period ended June 30, 2007, the Company issued 2,200,000 shares of common stock at $0.50 per share for total cash of $1,100,000; $500,000 of which was received in the first quarter of 2007, and $600,000 which had been previously received, and was recorded as a liability at December 31, 2006. This was the final transaction in fulfilling the subscription commitment described above.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-KSB. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

Our current business strategy is to concentrate our financial resources primarily on the further development of our Potential Battery Charger technology. In addition to the battery charger program, we plan to continue to undertake research and development on our charge control unit designed for solar charging applications.

B. Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves meeting any demand for Potential Battery Chargers from GTG Corp., and research and development activities on battery charger and charge control unit prototypes.

Concerning the battery chargers, product research will continue on improving the efficiency of the Potential Battery Charger. We will continue our development of variations of the Potential Battery Charger for specific markets to accommodate 12-volt, 24-volt, 36-volt/48-volt applications with a wide range of capacity requirements. In April 2007 we delivered a new forklift cart version of the 36/48 volt of our Potential Battery Charger to GTG Corp. for testing and potentially for further UL assessment, testing and certification. On June 2, 2007 we delivered a new golf cart version of the 36/48 volt of our Potential Battery Charger to GTG Corp. also for in-house testing and potentially for further UL assessment, testing and certification. In addition, in May 2007 we completed development of a 12/24 volt battery charger. In June 2007 we sold 25 of the 12/24 volt battery charger units to Renaissance Charger LLC who are undertaking in-house testing of these battery charger units, which resulted in the recognition of $3,735 of revenue for the second quarter of 2007. Depending on the results of the in-house testing being undertaken by Renaissance Charger LLC, Energenx and Renaissance may enter into a joint venture relationship.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order Potential hybrid modules. We did not receive any orders from GTG Corp. during the second quarter of 2007. As mentioned above, we did generate revenues from the sale of 25 of our 12/24 volt battery charger units to Renaissance Charger LLC during the second quarter of 2007, but this was a one time purchase. We cannot assure you that GTG Corp. will order any Potential modules in the remainder of 2007 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning our electromagnetic motor/generator battery system, we do not currently intend to undertake further research and development of that system during the next twelve months.

We have no plans to relocate our current research facility within the next twelve months, and we do not currently expect that significant equipment purchases will be necessary if we receive orders for the Potential hybrid module from GTG Corp. Also depending on the availability of capital and the volume of orders from GTG Corp., we may hire up to three more employees if we receive orders from GTG Corp. We did not make any significant equipment purchases or hire any new employees in the period ending June 30, 2007. We intend to contract out the bulk of the manufacturing of the Potential hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

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

C. Liquidity and Capital Resources.

As of June 30, 2007, we had $731,299 in cash and cash equivalents and $707,306 in working capital as compared to $499,235 in cash and cash equivalents and $(166,132) in working capital at December 31, 2006. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the six months ended June 30, 2007 was $261,955 resulting in a net loss of $226,096.

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

We believe that we have sufficient capital resources to finance our plan of operation at least through the second quarter of 2008. However, this is a forward-looking statement, and there may be changes that could consume available resources before the end of the year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We may need to raise additional capital or generate additional revenue to complete our development of product variations on our Potential Battery Charger, our hybrid electromagnetic motor/generator product candidate and our charge control unit. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the second quarter of 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all. If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

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

Revenue recognition: Revenue is recorded when products are shipped and we have no significant remaining obligations, persuasive evidence of an arrangement exits, the price to the buyer is fixed or determinable, and collectability is reasonably assured or probable. Product sales revenue is recognized when title and risk of loss have passed to the buyer. According to our terms of sale, title and risk of loss pass to the customer upon delivery to the carrier. Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

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

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of June 30, 2007. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2007 Annual Meeting of Stockholders on July 27, 2006. At the meeting, the six incumbent directors of Energenx were re-elected. Gary A. Bedini, John C. Bedini, Thomas E. Bearden, Ph.D. Hans Werner Huss, Marvin Redenius, and Rick M. Street each received 19,979,807 votes for, 0 votes against, and 0 abstentions. The appointment of Williams & Webster, P.S., independent auditors, as Energenx’s auditors was ratified. The ratification of the auditors was approved by a vote of 19,979,807 votes for, 0 votes against, and 0 abstentions.

Item 5. Other Information.

On May 10, 2007, Energenx received exchange clearance from the NASD for quotation on the Over-the-Counter Bulletin Board (“OTCBB”). Energenx is currently trading on the OTCBB under the stock symbol “EENX”.

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

Dated August 9, 2007.	ENERGENX, INC.

	By:	/s/ Gary A. Bedini
Gary A. Bedini
President and Chief Executive Officer

By:	/s/ Rick M. Street
Rick M. Street
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)