Form 10KSB
period 2007-12-31
ENERGENX, INC.
filed 2008-04-02
CIK 1289047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number 000-50739

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1044677 (I.R.S. employer identification number)
6200 E. Commerce Loop, Post Falls, ID 83854 (Address of principal executive offices and zip code) (208) 665-5553 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

The issuer’s revenues for its fiscal year ended December 31, 2007 were $17,985

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer, as of March 27, 2008 was $7,120,151.

Number of shares outstanding of the issuer’s common stock as of March 27, 2008: 29,697,276 shares.

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

The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 18 of this Report on Form 10-KSB. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-KSB and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-KSB.

PART I

Item 1. Description of Business.

TABLE OF CONTENTS

A. Energenx - Introduction, Business Strategy	4
B. Energenx Research and Product Development Programs	6
C. Licensed Proprietary Technology	9
D. Out-Licensed Technology	10
E. Competition	11
G. Strategic Alliance	12
H. Marketing and Sales	12
I. Patents, Trademarks, and Copyrights	13
J. Employees	14

A. Energenx Inc. - Introduction, Business Strategy

Energenx, Inc. (“Energenx”), is a technology based company engaged in the discovery, research and development of novel electromagnetic motor/generator and battery rejuvenator/battery charger systems. Energenx, formerly Bedini Technology, Inc., was incorporated in Nevada on September 29, 1999.

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

B. Energenx Research and Product Development Programs.

We spent $215,469 and $209,913 respectively, in our fiscal years ending December 31, 2007 and 2006 on the development of the products described below.

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

Battery Charger Products

During 2006 and early 2007 we completed development of a solid state pulse current battery charging system called the Potential Battery Charger, specifically designed to charge electric powered vehicles such as golf carts, ATVs, forklifts and back-up battery systems. This type of charger incorporated the use of our patented solid-state technology. Originally Energenx developed a 36 volt version of the Potential Battery Charger designed for use in certain golf carts and forklifts. The 36 volt Potential Battery Charger was submitted for the UL (Underwriter’s Laboratories) assessment and testing process by GTG Corp. in 2006 and received a class A rating by UL for the US market in late 2006. In April 2007 we delivered a forklift version of a 36/48 volt of our Potential Battery Charger to GTG Corp. for testing and potentially for further UL assessment, testing and certification. In mid 2007, we decided to discontinue the Potential Battery Chargers and replace them with a new set of battery charger products which are also battery rejuvenators, as described below.

Battery Charger/Rejuvenators

In the second quarter of 2007 we decided to shift our product development utilizing our pulse charging solid state battery charger system towards combination battery chargers and rejuvenators based on a new proprietary process using unidirectional wave impulses that could also rejuvenate batteries. The rejuvenation process systematically breaks through the sulfation associated with older batteries and return them to active material within the electro-chemical process. Once the sulfation becomes active material it then can be re-plated to the plates of the battery, which occurs through the charging process. This results in a denser charge capacity and improved battery performance. The net result of this is that the batteries become capable of delivering many more charge/discharge cycles than batteries charged conventionally. This extends the life of the batteries and reduces the cost of battery replacement. This can be the largest economic benefit because battery replacement is the most expensive unnecessary cost associated with running electric vehicles. The rejuvenation process requires more energy than conventional battery chargers in the rejuvenation process, but significantly increaces the amount of usable power over multiple charge and discharge cycles. With conventional battery charging, battery capacity degrades with each consecutive charge and discharge cycle. For this reason, the common practice is to place the battery on the charger more frequently and/or for longer periods of time. Less energy is required to just charge a battery, but the charging process alone will not break up the build up of sulfation that occurs during the charging/discharging cycles. On June 2, 2007 we delivered a new 36/48 volt golf cart charger/rejuvenator to GTG Corp. also for in-house testing and potentially for further UL assessment, testing and certification. If positive results from such testing are obtained, GTG may re-submit pre-production models of the newest charger/rejuvenator version of the 36/48 volt battery charger for further UL assessment and certification. Currently the parties intend to manufacture the 36/48 volt charger/rejuvenator necessary for UL assessment and certification at Energenx premises. After full UL certification, GTG Corp. would then manufacture, market and sell the charger/rejuvenator products.

In addition, in May 2007 we completed development of a 12/24 volt battery charger/rejuvenator for retail sales for charging and rejuvenation of lead acid batteries. During 2007 we sold 139 of the 12 volt battery charger/rejuvenator units to Renaissance Charger LLC who are undertaking in-house testing and sample marketing of these battery charger/rejuvenator units, which resulted in the recognition of $17,985 of revenue for the fiscal year ending December 31, 2007. Renaissance has sold these battery charger/rejuvenator units to customers, many of whom have provided valuable feedback about their performance. Depending on the results of the in-house testing being undertaken by Renaissance Charger LLC, Energenx and Renaissance may enter into a joint venture relationship.

We are also developing the following charger/rejuvenator products which we will sell to Renaissance Charger for in-house testing and sample marketing:

•
12 volt charger/rejuvenator for lead-acid, gel-cell and AGM (Absorbed Glass Mat) batteries used in trucks, autos, motorcycles, marine craft and recreational vehicles to be marketed to repair shops and dealerships.

•
universal battery charger/rejuvenator for nickel-cadmium and nickel-metial hydride , lead acid primary cells, and tool batteries between 1.5 and 24 volts used in cordless power tools, phones, toys and back up UPS (uninterruptible power supply)supplies

•	72-144 volt battery charger/rejuvenator for electric vehicles and hybrids

•	12/24 volt Solar/Wind Charge Controller for use with lead-acid, gel-cell, nickel-metail hydride and AGM battery banks utilized in conjunction with solar and/or wind power

Of these products, the first two are covered by the GTG license agreement.

Once the development for the North American market for the battery charger/rejuvenators is sufficiently advanced, Energenx intends to seek licensees in other countries in order to cover other geographical regions.

Battery Charge Control Unit for Renewable Energy System Storage Batteries.

Using the same battery charging technology base as utilized in our battery chargers, in late 2006, we built and began field testing a prototype of a battery charge control unit for use with residential solar and wind powered electric systems, called the Solar Kick Radiant Charge Controller. This Solar Kick charge controller is a 12 and 24 volt variation of the proprietary Energenx battery chargers that uses digital circuitry to monitor and switch the charge between two banks of batteries. The system, in addition to all of the advantages associated with our battery charge systems described above, is able to deliver more of the available energy from the source (the solar panels or wind turbine generator) to the batteries than conventional chargers. Based on preliminary testing, this appears to result in an increase of performance in such systems when solar or wind conditions are less then optimal.

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

Under the 2001 License Agreement Energenx agreed to pay an up front license fee of $58,000. John Bedini was issued 5,140,326 shares of common stock of Energenx in lieu of payment of the license fee. In addition Energenx must pay a royalty of five percent of the net selling price per unit of any licensed product sold by Energenx. Energenx was granted the right to enter into exclusive sublicenses concerning the licensed technology upon written authorization from John Bedini. Energenx must pay to John Bedini a three percent royalty on all product royalty income per unit received by Energenx from a sub-licensee. In addition, Energenx undertakes to pay to John Bedini fifty percent of any license fee paid as part of a sub-license agreement.

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

D. Out-Licensed Technology

On December 1, 2004, we entered into an Exclusive Technology License Agreement with GTG Corp., an Iowa based corporation largely owned and controlled by Marvin Redenius, a member of our board of directors. Pursuant to that agreement, we granted GTG Corp. an exclusive license in the area of North America (the United States, Canada and Mexico) to proprietary Energenx technology relating to a battery charging system, known as the Potential/Radiant Battery Charger, for charging battery operated vehicles, excluding automobiles. The license granted to GTG Corp. includes a license under existing patents rights owned by Energenx and to any patent applications to be filed to the extent that it relates to the proprietary Energenx technology involving a battery charging system utilized for charging battery operated vehicles other than automobiles. The license shall remain exclusive for a period of ten years, with an option to extend the exclusivity for an additional ten years. GTG Corp. was not granted the right to sublicense under the agreement.

GTG Corp. agreed to pay royalties equal to five percent of the gross sales price of all products sold which utilize the licensed proprietary technology. A de minimus up front license fee of $1 was paid by GTG Corp. for the license.

As condition to entering into the Exclusive Technology License Agreement, GTG Corp. agreed to purchase all of our proprietary hybrid module components to be installed in all of the battery charger/rejuvenators, named “Radiant modules” in the agreement, but now referred to as hybrid modules between the parties, on a cost plus basis at a base price of $50.00 per module.

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

F. Strategic Alliance - GTG Corp.

Pursuant to the Exclusive Technology License Agreement entered into in December 2004, the licensee GTG Corp. intends to test the sublicensed prototype battery charger known as the Potential Battery Charger. If positive results from such testing are obtained, GTG intends to manufacture, market and sell charger/rejuvenator products. As part of the Exclusive Technology License Agreement GTG agreed to purchase all proprietary hybrid modules on a cost plus basis at a base price of $50.00 per module. Each charger/rejuvenators will require installation of this hybrid module into its electronic circuitry prior to becoming operational. We intend to develop other versions of the charger/rejuvenators with varying voltage levels. GTG Corp. will have the right to manufacture and sell these newer versions of the charger/rejuvenators under the same terms and conditions as the original Potential Battery Charger. Currently the parties intend to manufacture the 36 volt charger/rejuvenators for UL assessment and testing purposes only at Energenx premises.

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

J. Employees

We currently have three full time employees one of whom is involved in both management and research and development, and two of whom are in administration/management. We have one part-time employee.

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

Energenx did not submit any matters to a vote of its stockholders in the fourth quarter of 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock began to be traded in the Over-The-Counter Bulletin Board (“OTCBB”) on June 21, 2007 under the stock symbol EENX.OB.

The market represented by the OTCBB is limited and the price for our common stock quoted on the OTCBB is not necessarily a reliable indication of the value of our common stock. The following table sets forth the high and low closing prices for shares of our common stock for the periods noted, as reported on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

YEAR	PERIOD	HIGH	LOW
Fiscal Year 2007	Second Quarter	$0.70	$0.65
	Third Quarter	$0.75	$0.54
	Fourth Quarter	$0.90	$0.75

The transfer agent of Energenx is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of March 25, 2008 there were approximately 177 holders of record of Energenx’s common stock, of which 29,697,276 were issued and outstanding.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES F-1 THROUGH F-18 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO ENERGENX’S CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

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

B. Product Research and Development Plans

Our current plan of operation for the next 12 months primarily involves meeting any demand for our battery charger/rejuvenator products from Renaissance Charger, LLC and GTG Corp., and research and development activities on battery charger/rejuvenator and charge control unit products.

Concerning the battery charger/rejuvenators, product research will continue on improving efficiency. We will continue our development of variations of the charger/rejuvenators for specific markets to accommodate various volt applications with a wide range of capacity requirements. On June 2, 2007 we delivered a new golf cart version of the 36/48 volt of our battery charger/rejuvenator to GTG Corp. also for in-house testing and potentially for further UL assessment, testing and certification. In addition, in May 2007 we completed development of a 12 volt battery charger. During 2007 we sold 139 of the 12 volt battery charger units to Renaissance Charger LLC who are undertaking in-house testing and sample marketing of these battery charger units, which resulted in the recognition of $17,985 of revenue for the year ending December 31, 2007. Depending on the results of the in-house testing being undertaken by Renaissance Charger LLC, Energenx and Renaissance may enter into a joint venture relationship involving the sale and market testing of other charger/rejuvenators and solar/wind charge control units.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order battery charger/rejuvenators. As mentioned above, we did generate revenues from the sale of 25 of our 12 volt battery charger units to Renaissance Charger LLC during the second quarter of 2007, but this was a one time purchase. We cannot assure you that GTG Corp. will order any charger/rejuvenators from us in 2008 or ever, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the battery charger/rejuvenators from GTG Corp. Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment. Such equipment purchases are likely to be in the range of $100,000 for the next twelve months. We may also need to hire up to three more employees if we receive orders from GTG Corp. We intend to contract out the bulk of the manufacturing of the hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

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

C. Liquidity and Capital Resources.

As of December 31, 2007, we had $532,545 in cash and cash equivalents. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the fiscal year ended December 31, 2007 was $449,446 resulting in a net loss of $802,417.

Net cash from financing activities for the fiscal year ended December 31, 2007 was $498,340, with proceeds of $500,000 from sale of common stock offset by $1,660 for payment of notes payable in 2007. This funding came entirely from $500,000 received on January 23, 2007 from Marvin Redenius, one of our directors, representing the final tranche of a private placement pursuant to a Subscription Agreement signed on September 30, 2005, in which Mr. Redenius subscribed for 3,000,000 shares of common stock of Energenx for $1,500,000.

Our current real estate lease is on a two year renewal basis. We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	revenues from purchase of Potential modules by GTG Corp., if any;

•	revenues from sale of chargers to Renaissance Charge, LLC, if any;

•	royalty income, if any, from product sales by GTG Corp.; and

•	through future private placement financing.

As mentioned above, we may generate additional revenues from GTG Corp. if they order Potential hybrid modules under our license agreement, or if Renaissance Charge purchases more of our chargers. We cannot at this time assure you that those orders will occur or revenues will be generated in fiscal year 2008, if at all.

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

We have a limited operating history upon which investors may base an evaluation of our likely future performance. Since we began operations in 1999 we have been engaged in developing our research programs, recruiting outside directors and key consultants. We have generated only nominal revenue to date other than interest income. Our only income other than equity financings has been revenue in the amount of $17,985 in 2007 from sales of products to Rennaisance Charge, and a modest amount of interest income. As of December 31, 2007, we had an accumulated deficit of $3,052,576 and our operating losses are continuing.

We have only limited products currently available for sale and we may never be successful in developing products suitable for commercialization.

Some of our product candidates are at an early stage of development and all of our product candidates will require expensive and lengthy testing and regulatory clearances. None of our product candidates have been approved by regulatory authorities. We have only a few products available for sale online via Renaissance Charge, LLC for sample marketing purposes only. There can be no assurance that our research and these limited marketing trials will lead to commercially viable battery chargers or power generation devices. There are many reasons that we may fail in our efforts to develop commercially viable product candidates, including that:

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

We have incurred negative cash flow from operations since we incorporated and we may not generate positive cash flow from our operations within the next several years. Therefore, depending the amount of revenues we generate in 2008 from supplying GTG Corp., we may need additional future financings in order to carry out our plan of operations beyond the next twelve months.

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

We are engaged in the battery charger, charge control and energy generation field, which is characterized by extensive research efforts and rapid technological progress. New developments in energy generation devices are expected to continue at a rapid pace in both industry and academia. There can be no assurance that research and discoveries by others will not render some or all of our programs or products noncompetitive or obsolete. Our business strategy is based in large part upon a core technology related to pulse charging of batteries and of capturing back electromagnetic energy and converting this energy into electricity. There is no assurance that the application of these new and unproven technologies will result in the development of commercially viable products for the generation of energy or competitive battery chargers. No assurance can be given that unforeseen problems will not develop with these technologies or applications or we will ultimately develop those commercially feasible products.

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

As of March 27, 2008, our directors and executive officers beneficially owned approximately 60% of our outstanding common stock. As a result, our controlling stockholders are able to control all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could also delay or prevent a change in control of Energenx that may be favored by other stockholders.

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

We are engaged in the battery charger, charge control and energy generation field, which is characterized by extensive research efforts and rapid technological progress. New developments in research concerning battery charging and energy generation may occur at a rapid pace in both industry and academia. We cannot assure you that research and discoveries by others will not render some or all of our programs or product candidates noncompetitive or obsolete. We cannot assure you that unforeseen problems will not develop with our technologies or applications or that commercially feasible battery charger or energy generation products will ultimately be developed by us.

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

Our business and products will, in the future, expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of battery chargers and electrical generation products. If we cannot successfully defend ourselves against liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. We do not carry product liability insurance. We may not be able to obtain insurance at a reasonable cost, if at all.

Other Risks

Our common stock is traded on the OTCBB, our stock price is highly volatile, and you may not be able to sell your shares of our common stock at a price greater than or equal to the price you paid for such shares.

In May 2007 our shares of common stock began trading on the Over the Counter Bulletin Board, or OTCBB. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between bid and ask quotations. The market price of our common stock is volatile. The trading volume in our shares since initiation of trading in May 2007 is very small, with average daily of approximately 3,000 shares. Moreover, during that period, our common stock traded as low as $0.54 per share and as high as $0.90 per share. This may impact an investor’s decision to buy or sell our common stock. Factors affecting our stock price include:

•	our financial results;

•	fluctuations in our operating results;

•	announcements of technological innovations or new commercial battery charger, charge control or energy generation products by us or our competitors;

•	government regulation;

•	developments in patents or other intellectual property rights;

•	developments in our relationships with customers and potential customers; and

•	general market conditions.

Furthermore, volatility in the stock price of other companies has often led to securities class action litigation against those companies. Any such securities litigation against us could result in substantial costs and divert management’s attention and resources, which could seriously harm our business and financial condition.

Our common stock may be subject to “penny stock” rules which may be detrimental to investors.

Our common stock may be, or may become, subject to the regulations promulgated by the SEC for “penny stock.” SEC regulation relating to penny stock is presently evolving, and the OTCBB may react to such evolving regulation in a way that adversely affects the market liquidity of our common stock. Penny stock currently includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements may adversely affect the market liquidity of our common stock.

Sales of our common stock may require broker-dealers to make special suitability determinations regarding prospective purchasers.

Our common stock may be, or may become, subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. Applicability of this rule would adversely affect the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Accordingly, the market for our common stock may be limited and the value negatively impacted.

We do not pay cash dividends.

We have never paid dividends and do not presently intend to pay any dividends in the foreseeable future.

Item 7. Financial Statements.

The Audited Financial Statements for this Form 10-KSB appear on pages F-1 through F-18 following the signature page below.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2007. As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of December 31, 2007. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 due to the reported material weakness.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2007 because fundamental elements of an effective control environment were not present as of December 31, 2007, including a code of conduct or ethics, independent oversight and review of financial reporting, the financial reporting processes and procedures and internal control procedures by the Board of Directors as we have not established an audit committee and our full board has not been adequately performing those functions. There exists a significant overlap between management and the Board of Directors, with three of the six Directors being members of management. Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting are also members of the Board of Directors. Additionally, due to insufficient staffing and lack of full-time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not been established or implemented. In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. These deficiencies resulted in identification by the auditors of required material adjustments to accruals of payables and expenses, as well as appropriate recognition of expenses.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of December 31, 2007.

•
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

We intend to take the following steps as soon as practicable to remediate the material weakness we identified as follows:

•	We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

•	We will increase the oversight and review procedures of the board of directors with regard to financial reporting, financial reporting processes and procedures and internal control procedures.

•	To the extent we can attract outside directors, we will nominate an audit committee to review and assist the Board with its oversight responsibilities.

•	We will adopt a code of conduct and ethics

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

A. Directors, Executive Officers, Promoters and Control Persons

The current executive officers, directors and significant employees of Energenx are as follows:

Name	Age	Position

Gary A. Bedini	55	President & Chief Executive Officer,
		Director

Rick M. Street	50	Chief Financial Officer, Secretary,
		Treasurer, Director

John C. Bedini	58	Vice President of Research and
		Development, Director

Thomas E. Bearden, Ph.D.	79	Director

Marvin Redenius	43	Director

Hans Werner Huss	65	Director

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

Thomas E. Bearden, Ph.D. Thomas Bearden has served as a director of Energenx since June 2001. Thomas Bearden is a member of the Scientific Advisory Board of Energenx. Tom Bearden is a research scientist, inventor, consultant, and holds a Ph.D. (Trinity University) in Science, a M.S. (Georgia Tech) in Nuclear Engineering, and a B.S. (Northeast Louisiana State) in mathematics. Dr. Bearden is a Director of the Association of Distinguished American Scientists (ADAS), a Fellow Emeritus of the Alpha Foundation's Institute for Advanced Study (AIAS), CEO of CTEC, Inc., a private research and development company based in Huntsville, Alabama and serves as a member on the board of directors of two private companies.

Marvin Redenius. Marvin Redenius has served as a director of Energenx since his appointment to the board in March 2004. Since 1990, Mr. Redenius has been the owner of Farm Advantage, Inc., an agriculture supply company operating in the mid-western U.S. Farm Advantage supplies innovative agricultural products and services. The company warehouses and distributes products from North Central Iowa and has annual sales in excess of 40 million dollars. Mr. Redenius also owns and operates Northern National Trucking, Inc., which consists of a fleet of 30 tractor trailers. Mr. Redenius and his family also own and operate Cristina Corp, a farm corporation. Mr. Redenius also owns GTG Corporation, which invests in early stage technology based companies.

Hans Werner Huss. Hans Werner Huss has served as a director of Energenx since January 2002. Mr. Huss graduated Diplom Ingenieur Electrical Engineering, with an emphasis in Electronics, from the Technical University in Munich/Germany. He currently serves as President and Chairman of a new technology company Integrated Micrometallurgical Systems, Inc. based in Spokane, Washington. He is also involved in Consulting for several other start-up companies with promising new technologies, advising them in business and marketing matters. Previously, he has served in many functions in different companies in the U.S. and in Europe, most notably in executive positions of several high tech companies in different industries, such as: President, Euromissile G.I.E. in Paris, France (a management and sales company for missile systems in the EADS Group - European Aeronautics Defense and Space Company); President, MEADS International, Inc. in Orlando/Florida (tri-national management company for the Medium Extended Air Defense System, under contract from NAMEADSMA, the NATO agency in Huntsville, AL, managing this tri-national system under joint development in the U.S., Germany, and Italy); President, Magnetic Transit of America, Inc., in Los Angeles, CA (engineering and marketing company for a Mag-Lev Transportation system for inner urban use; a subsidiary of AEG/Daimler-Benz); General Manager of IBCOL Technical Services GmbH, in Munich, Germany (internationally operating marketing and sales company mainly in the fields of aircraft, aircraft parts, transportation systems, security and surveillance systems, medical systems); and, Program Manager for a mobile air defense system at Euromissile, Paris, France and at MBB, Munich, Germany.

Gary A. Bedini is the brother of John C. Bedini. There are no other family relationships between any of the officers and directors.

B. Section 16(a) Beneficial Ownership Reporting Compliance.

A report on Form 4 filed on behalf of Marvin Redenius, Director, was filed late during January 2007 concerning the receipt of a subscription receivable pursuant to a Subscription Agreement between Energenx and Marvin Redenius dated September 30, 2005. A report on Form 4 filed on behalf of Rick Street, Chief Financial Officer and director, was filed one day late concerning the granting of stock options in November 2007.

Code of Ethics

We have not adopted a code of ethics that applies to our President and CEO (principal executive officer), or our Chief Financial Officer (principal accounting officer). As we have recently become a reporting company required to file periodic reports with the SEC and as we are not a “listed company” under SEC rules, we have not yet dealt with this issue, but we intend to do so in the future.

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. As we are a development stage company with minimal revenues from operations, few employees, and relatively simple financial statements, we have not, at this stage, constituted any board committees, including an audit committee. We do intend to constitute an audit committee in the near future. We do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

Item 10. Executive Compensation.

A. Summary Compensation Table

The table below sets forth the aggregate annual and long-term compensation paid by us during our last two fiscal years ended December 31, 2006 and December 31, 2007 to our Chief Executive Officer, and our Chief Financial Officer (collectively the “Named Executive Officers”). Other than as set forth below, no executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2007.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compen-sation Earnings ($) (h)	All other Compen-sation ($) (i)	Total ($) (j)
Gary A. Bedini Pres. & CEO, Dir.	2007	83,784	0	0	0	0	0	0	83,784
	2006	123,214	0	0	0	0	0	0	123,214
Rick Street CFO, Dir.	2007	0	0	0	263,440	0	0	0	263,440
	2006	0	0	0	0	0	0	0	0

B. Narrative Disclosure to Summary Compensation Table

Neither Gary Bedini, or Rick Street have entered into formal written employment agreements with Energenx. Each is employed on an at will basis with a base salary but with any bonus or option compensation at the discretion of the uninterested members of the board of directors. To date no bonus or option compensation has been granted to our Named Executive Officers with the exception of the grant of an option to purchase 400,000 shares of common stock to Rick Street on November 8, 2007. In 2006 Gary Bedini’s annual salary was set at $132,306, but was revised downward to $81,602 in November 2006, resulting in actual salary compensation received in 2006 of $123,214. In 2007, Gary Bedini’s annual salary was adjusted to $80,000. He received one payroll payment of $3,378 for services rendered in 2006 in 2007.

C. Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares of Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($) (j)
G. Bedini	0	0	0	0	0	0	0	0	0
R. Street	200,000	200,000	200,000	$0.75	11/8/2017	200,000	160,000	0	0

On November 8, 2007 Rick Street was granted an option to purchase 400,000 shares of common stock at $0.75, with 200,000 shares vesting immediately and 25,000 vesting every three months between 2/9/08 and 11/9/09. There were no other option grants to our Named Executive Officers in 2007. Other than the 2007 grant to Rick Street, no option grants have been made to any of our named executive officers under the Energenx 1999 Stock Option Plan, or outside of that Plan, to date.

D. Compensation of Directors

No compensation was paid to directors for their director services in 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2008 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our executive officers and directors and (c) by all executive officers and directors of Energenx as a group. As of March 27, 2008 there were 29,697,276 shares of our common stock issued and outstanding. The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of March 27, 2008 upon the exercise of all options and other rights beneficially owned on that date. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and, as Appropriate, Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Common Stock
Gary A. Bedini (2)	3,592,000	12.10%
John C. Bedini (3)	5,658,000	19.05%
Rick M. Street (4)	475,000	1.60%
Marvin Redenius (5)	7,800,000	26.27%
Thomas E. Bearden (6)	320,402	1.08%
Hans Werner Huss (7)	200,000	*
All directors and executive officers (six persons) as a group	18,070,402	60.31%
Thomas G. Walsh (8) 1027 Sherman Avenue Coeur D’Alene, Idaho 83814	1,867,638	6.29%
Frank & Judith Ten Thy (9) 3605 Broken Arrow Road Coeur D’Alene, Idaho 83815	1,632,588	5.50%

* Less than 1%.

(1)	Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 6200 E. Commerce Loop, Post Falls, Idaho 83854.

(2)	Gary A. Bedini. Includes 3,592,000 shares of common stock held by Gary Bedini.

(3)	John C. Bedini. Includes 5,658,000 shares of common stock held by John Bedini.

(4)	Rick M. Street. Includes 250,000 shares of common stock held by Rick Street and vested options to purchase 225,000 shares at $0.75 per share.

(5)	Marvin Redenius. Includes 7,800,000 shares of common stock held by Marvin Redenius.

(6)	Thomas E. Bearden. Includes 320,402 shares of common stock held by Thomas Bearden.

(7)	Hans Werner Huss. Includes 200,000 shares of common stock held by Hans Werner Huss.

(8)	Thomas G. Walsh. Includes 1,867,638 shares of common stock held by Thomas G. Walsh.

(9)	Frank and Judith Ten Thy. Includes 1,632,588 shares of common stock held in the name of the Frank Ten Thy and Judith Ten Thy Family Trust.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2007.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	460,000	$0.75	1,340,000
Equity compensation plans not approved by security holders	0	$0
Total	0	$0.75	1,340,000

(1)
On October 7, 1999 the shareholders of Energenx adopted the 1999 Stock Option Plan with 300,000 shares of common stock reserved for issuance under the Plan (increased to 1,800,000 shares pursuant to the 6:1 forward stock split on April 20, 2001) under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of Energenx.

Item 12. Certain Relationships and Related Transactions.

On September 30, 2005, Energenx entered into a Subscription Agreement with Marvin Redenius., a member of the Board of Directors of Energenx. Pursuant to the Subscription Agreement Marvin Redenius agreed to purchase 3,000,000 shares of common stock of Energenx for a purchase price of $1,500,000. The purchase of the 3,000,000 shares was completed on January 23, 2007 with the receipt of the final $500,000 of the purchase price from Marvin Redenius. The purchase price of the shares was set by the board of directors, excluding Marvin Redenius, pursuant to the recommendation of management. The purchase price of the shares is higher than that obtained by Energenx in its most recent private placements. Marvin Redenius largely owns and controls GTG Corp., an Iowa based corporation that signed an Exclusive Technology License Agreement on December 1, 2004 with Energenx, pursuant to which Energenx granted GTG Corp. an exclusive license in the area of North America (the United States, Canada and Mexico) to proprietary Energenx technology relating to a battery charging system, known as the Potential Battery Charger, for charging battery operated vehicles, excluding automobiles.

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

See Exhibit Index - page 39.

Item 14.  Principal Accounting Fees and Services.

Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster, P.S. in connection with its audit of Energenx’s financial statements as of and for the years ended December 31, 2006, and 2007, its reviews of Energenx’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $20,226 and $25,025, respectively.

Tax Fees - We paid Williams & Webster, P.S. $450 and $0 for the fiscal years 2006 and 2007 respectively for professional services rendered for tax compliance.

All Other Fees - We did not incur any other fees and expenses from Williams & Webster, P.S. for the fiscal years 2006 and 2007 annual audits.

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

3.2	By-Laws (Incorporated by reference to the corresponding exhibit to the Form 10- KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.1	1999 Stock Option Plan (Incorporated by reference to exhibit 10.2 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.2
Exclusive Technology License Agreement and Right to Purchase Patents between Bedini Technology, Inc. and John C. Bedini, dated October 8, 1999. (Incorporated by reference to exhibit 10.3 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.3
Exclusive Technology License Agreement and Right to Purchase Patents between Bedini Technology, Inc. and John C. Bedini, dated May 1, 2001 (Incorporated by reference to exhibit 10.4 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.4
Exclusive Technology License Agreement between Energenx, Inc. and GTG Corp. dated December 1, 2004. (Incorporated by reference to exhibit 10.5 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000- 50739))

10.5
Commercial Lease Agreement between Energenx Inc. and Powderhorn Properties, LLC dated March 31, 2004. (Incorporated by reference to exhibit 10.6 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.6
Stock Purchase Agreement between Energenx, Inc. and Marvin Redenius dated March 18, 2004. (Incorporated by reference to exhibit 10.7 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.7
Stock Option Agreement between Energenx, Inc. and Marvin Redenius dated March 18, 2004. (Incorporated by reference to exhibit 10.8 to the Form 10-KSB previously filed by Energenx on April 15, 2005 (File No. 000-50739))

10.8
Subscription Agreement between Marvin Redenius and Energenx, Inc. dated September 30, 2005(Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by Energenx on December 6, 2005 (File No. 000- 50739))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Post Falls, Idaho on this 31th day of March, 2008.

ENERGENX, INC.

By:	/s/ Gary A. Bedini
Gary A. Bedini President & Chief Executive Officer

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities indicated below on this 31th of March, 2008.

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
Marvin Redenius

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201 • Phone (509) 838-5111 • Fax (509) 838-5114

Energenx, Inc.
Post Falls, ID

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Energenx, Inc. (a development stage enterprise) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from September 29, 1999 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energenx, Inc. as of December 31, 2007 and December 31, 2006 and the results of its operations, stockholders equity and its cash flows for the years then ended and for the period from September 29, 1999 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 1, 2008

Bank of America Financial Center
800 Fifth Avenue, Suite 4100, Seattle, WA 98104
Phone (206) 447-1303 Fax (206) 470-1150

www.williams-webster.com
Member of Russell Bedford International

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEET

	December 31
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$532,545	$499,235
Notes receivable	1,509	11,229
Prepaid expense	7,614	38,401
Total Current Assets	541,668	548,865

PROPERTY AND EQUIPMENT, NET	18,130	20,470

OTHER ASSETS
License, net of accumulated amortization	54,400	61,600
Patents, net of accumulated amortization	38,404	37,117
Total Other Assets	92,804	98,717
TOTAL ASSETS	$652,602	$668,052

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,101	$8,890
Accounts payable - related party	1,040	—
Interest payable	—	2,674
Interest payable-related party	—	2,607
Deposit on license	5,000	5,000
Deposit on common stock	—	600,000
Payroll taxes payable	4,024	37,216
Notes payable	—	1,660
Accrued payroll	—	56,950
Unclaimed property	6,599	—
Total Current Liabilities	24,764	714,997

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized,
29,697,276 and 27,497,276 shares issued and oustanding,
respectively	29,697	27,497
Additional paid-in capital	3,650,717	2,175,717
Deficit accumulated during development stage	(3,052,576)	(2,250,159)
Total Stockholders' Equity (Deficit)	627,838	(46,945)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$652,602	$668,052

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			From
			September 29,
			1999
	Years Ended		(Inception) to
	December 31		December 30
	2007	2006	2007

REVENUES	$17,985	—	$17,985

COST OF GOODS SOLD	1,683	—	1,683

GROSS PROFIT	16,302	—	16,302

OPERATING EXPENSES
Amortization and depreciation	23,816	20,815	135,834
Board of directors fees	328,000	—	388,000
Consulting	—	4,500	316,029
General and administrative	63,568	63,863	266,570
Legal and accounting	56,345	51,788	214,753
License and fees	15	—	107,539
Marketing	—	—	19,464
Rent	28,800	28,200	216,868
Research and development	215,469	209,913	643,715
Salaries and benefits	106,504	134,367	730,359
Travel	—	—	1,580
TOTAL OPERATING EXPENSES	822,517	513,446	3,040,711

LOSS FROM OPERATIONS	(806,215)	(513,446)	(3,024,409)

OTHER INCOME (EXPENSES)
Interest income	2,076	31	2,268
Other Income	743	110	853
Interest expense	—	—	(34,877)
Loss on disposal of asset	(21)	—	(1,730)
Gain on forgiveness of debt	1,000	—	5,319
TOTAL OTHER INCOME (EXPENSES)	#3,798	141	#(28,167)

LOSS BEFORE TAXES	(802,417)	(513,305)	(3,052,576)

INCOME TAXES	—		—

NET LOSS	$(802,417)	(513,305)	$(3,052,576)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.03)	(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	29,697,276	27,397,276

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Common stock issued for cash at $0.001 per share	7,836,168	$7,836	$(6,530)	$—	$1,306

Net loss for period ending December 31, 1999	—	—	—	(3,588)	(3,588)

Balance, December 31, 1999	7,836,168	7,836	(6,530)	(3,588)	(2,282)

Common stock issued for convertible debt at
an average of $0.31 per share	195,060	195	59,815	—	60,010

Common stock issued for cash at $0.33 per share	330,000	330	109,670	—	110,000

Stock offering costs	—	—	(7,690)	—	(7,690)

Common stock issued for equipment
at $0.33 per share	9,750	10	3,240	—	3,250

Net loss for year ending December 31, 2000	—	—	—	(67,889)	(67,889)

Balance, December 31, 2000	8,370,978	8,371	158,505	(71,477)	95,399

Common stock issued for cash at $0.33 per share	453,000	453	150,547	—	151,000

Common stock issued for services
at $0.33 per share	158,280	158	52,602	—	52,760

Stock offering costs	—	—	(4,440)	—	(4,440)

Common stock issued for office equipment	1,086	1	361	—	362

Common stock issued for technology license	5,140,326	5,140	52,860	—	58,000

Common stock issued for services at $1.00
per share	2,606	3	2,603	—	2,606

Net loss for year ending December 31, 2001 (restated)	—	—	—	(301,595)	(301,595)

Balance, December 31, 2001 (restated)	14,126,276	$14,126	$413,038	$(373,072)	$54,092

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
					Accumulated
			Additional		During
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Totals
Balance, December 31, 2001 (restated)	14,126,276	$14,126	$413,038		$(373,072)	$54,092

Common stock issued for cash at $1.00
per share	24,000	24	23,976		—	24,000

Common stock issued for loans payable
at $1.00 per share	20,000	20	19,980		—	20,000

Net loss for year ending December 31, 2002 (restated)					(141,307)	(141,307)

Balance, December 31, 2002 (restated)	14,170,276	14,170	456,994		(514,379)	(43,215)

Common stock issued for board of directors
fees at $0.05 per share	1,000,000	1,000	49,000		—	50,000

Common stock issued for consulting fees
at $0.05 per share	2,200,000	2,200	107,800		—	110,000

Common stock issued for licensing fees
at $0.05 per share	2,000,000	2,000	98,000		—	100,000

Loss for year ending December 31, 2003	—	—	—		(310,189)	(310,189)

Balance, December 31, 2003	19,370,276	19,370	711,794		(824,568)	(93,404)

Common stock issued for cash at
$0.21 per share	2,400,000	2,400	497,600		—	500,000

Stock offering costs	—	—	(50,000)		—	(50,000)

Issuance of common stock for immediate exercise
of options for cash of $0.21 per share	2,400,000	2,400	497,600		—	500,000

Common stock issued for loans payable
at $0.05 per share	2,527,000	2,527	123,823		—	126,350

Merger and recapitalization of Company	—	—	(4,300)		—	(4,300)

Net loss for year ending December 31, 2004	—	—	—		(408,074)	(408,074)

Balance, December 31, 2004	26,697,276	$26,697	$1,776,517		$(1,232,642)	$570,572

Common stock issued for receivable at $0.50 per share	400,000	400	199,600			200,000

Net loss for year ending December 31, 2005					(504,212)	(504,212)

Balance, December 31, 2005	27,097,276	27,097	1,976,117	—	(1,736,854)	266,360

Common stock issued for receivable at $0.50 per share	400,000	400	199,600			200,000

Net loss for year ending December 31, 2006					(513,305)	(513,305)

Balance, December 31, 2006	27,497,276	27,497	2,175,717	—	(2,250,159)	(46,945)

Common stock issued for receivable at $0.50 per share	2,200,000	2,200	1,097,800			1,100,000

Stock options granted			377,200			377,200

Net loss for year ending December 31, 2007					(802,417)	(802,417)

Balance, December 31, 2007	29,697,276	29,697	3,650,717	—	(3,052,576)	627,838

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

				From
				September 29,
				1999
	Years Ended			(Inception) to
	December 31,			December 31,
	2007		2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(802,417)	$(513,305)	$(3,052,576)
Stock and options issued for directors fees		328,000	—	378,000
Stock issued for consulting fees			—	110,000
Stock issued for services		49,200	—	104,566
Stock issued for licensing fees			—	100,000
Stock issued for payment of interest			—	8,300
Gain on debt forgiveness			—	(4,319)
Loss on disposal of asset		21	—	1,827
Amortization and depreciation		23,816	20,815	135,838
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in note receivable		9,720	975	(1,509)
Decrease (increase) in accounts receivable		—	—	—
Decrease (increase) in prepaids		30,788	(31,478)	(7,614)
Decrease in deposits		—	5,000	5,000
Increase (decrease) in interest payable		(5,282)	—	—
Increase (decrease) in accounts payable		250	4,766	13,454
Increase (decrease) in accrued payroll		(56,950)	20,600	—
Increase (decrease) in payroll taxes payable		(33,191)	27,771	4,025
Increase (decrease) in inventory			3,595	—
Increase (decrease) in unclaimed property		6,599	—	6,599
Net cash used by operating activities		(449,446)	(461,261)	(2,198,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent		(9,201)	(1,450)	(79,151)
Cash paid for equipment purchased		(6,383)	(5,371)	(51,116)
Cash paid for leasehold improvements		—	(2,134)	(6,733)
Net cash used by investing activities		(15,584)	(8,955)	(137,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs			—	(62,130)
Merger and recapitalization costs			—	(4,300)
Proceeds from issuance of convertible debt			—	60,010
Proceeds from notes payable			—	199,610
Payment of notes payable		(1,660)	—	(111,542)
Increase in deposit on common stock			600,000	600,000
Proceeds from sale of common stock		500,000	200,000	2,186,306
Net cash provided by financing activities		498,340	800,000	2,867,954

Change in cash		33,310	329,784	532,545

Cash, beginning of period		499,235	169,451	—

Cash, end of period		$532,545	$499,235	$532,545

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$		$—	$
Income taxes paid		$—	$—	$

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment		$—	$—	$3,612
Common stock issued for debt		$—	$—	$198,060
Common stock issued for technology license		$—	$—	$58,000

The accompanying notes are an integral part of these financial statements.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), “Noncontrolling Interests in Consolidated Financial Statements”, this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations”, (SFAS No. 141R”). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88,

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

106, and 132(R)” (SFAS No. 158). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

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

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes the cost over the service period. In 2004, the Company adopted the changes to SFAS No. 123 as prescribed by SFAS No. 123(R). See Note 13.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company’s policy is to recognize the cost of compensated absences when actually paid to employees. The amount is not currently recognized as it is deemed immaterial.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at December 31, 2007 and 2006 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $433,281 and $399,235, respectively.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” ( SFAS No. 133), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage
The Company is in the development stage however, the Company has had limited sales in 2007.

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

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,052,576 through December 31, 2007 and has a history of recurring losses. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has developed technology that if proven will result in a marketable product. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $500,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Impaired Asset Policy
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. At December 31, 2007 and 2006, the Company determined that there were no impairments of long-lived assets.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Intangible Assets
The Company’s intangible assets are composed of a patent and license. They are amortized on a straight-line basis over ten and fifteen year lives, respectively.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 10.

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company annually reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the year ended December 31, 2007 and 2006 were $215,469 and $209,913, respectively. Salaries for those employees directly involved in research and development are included in research and development expense.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years. Depreciation expense for the years ended December 31, 2007 and 2006 was $7,501 and $5,852, respectively.

Following is a summary of property, equipment, leasehold improvement, and ccumulated depreciation:

	December 31,
	2007	2006
Machinery	$35,379	$34,085
Office Furniture and Equipment	18,963	13,591
Leasehold Improvements	5,292	5,292
	59,634	53,273
Less Accumulated Depreciation	(41,504)	(32,803)
Property and Equipment - Net	$18,130	$20,470

NOTE 4 - PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

line method over ten years. The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68500	$19,076	$49,424
2005 Activity	—	6,850	—
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity	1,450	6,907	—
Balance, December 31, 2006	$69,950	$32,833	$37,117
2007 Activity	9,201	7,915
Balance, December 31, 2007	79,151	40,748	38,404

NOTE 5 - TECHNOLOGY LICENSES

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

NOTE 6 - LICENSE AGREEMENT WITH AFFILIATED COMPANY

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

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended 2006, the Company paid expenses on behalf of Bedini Electronics, Inc., a company privately owned by two officers of Energenx. During the years ended December 31, 2007 and 2006, Bedini Electronics, Inc. paid some of the expenses of the Company. This was done as the two companies shared joint office space and split certain expenses. Bedini Electronics Inc paid all outstanding monies owed at December 20, 2007. The net amount owing from Bedini Electronics at December 31, 2007 and 2006 is $0 and $11,229, respectively. In April 2005, the Company loaned Bedini Electronics $4,000 in cash for operations. This related loan, which bears interest of 6%, is payable in monthly installments of $352. As of December 31, 2007 the loan has been paid in full.

During the year ended December 31, 2007, the company purchased a piece of testing equipment in the amount of approximately $1,500, for which it will be reimbursed by GTG Corporation. The principal shareholder of GTG is also a director of the Company.

For additional related party transactions, see Notes 5 and 6.

NOTE 8 - PROVISION FOR TAXES

At December 31, 2007 the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $949,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

established at December 31, 2007. The significant components of the deferred tax asset at December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Net operating loss carryforward	$2,793,000	$1,990,000

Deferred tax asset	$949,000	$677,000
Deferred tax asset valuation allowance	(949,000)	(677,000)
Net deferred tax asset	$—	$—

At December 31, 2007, the Company has net operating loss carryforwards of approximately $2,793,000, which expire in the years 2019 through 2027. In 2003 the Company recognized approximately $260,000 of losses from the issuance of common stock for services and license fees which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2006 to December 31, 2007 was $272,000.

NOTE 9 - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2007 and 2006, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable and have one vote per share.

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
DECEMBER 31, 2007 AND 2006

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

During the year ended December 31, 2007, the Company issued 2,200,000 shares of common stock at $0.50 per share for cash of $1,100,000.

NOTE 10 - STOCK OPTION PLAN

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method,

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. In 2004, the Company adopted the changes to SFAS No. 123 as prescribed by SFAS No. 123(R).

The Company’s board of directors approved the adoption of the “1999 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on October 7, 1999. The plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. Up to 1,800,000 shares of common stock can be issued under the plan. During the year ended December 31, 2007, the Company granted 460,000 non-qualified options to an officer and director and employees. The options were valued using the Black-Scholes option pricing model using the following assumptions as required under SFAS No. 123: risk-free interest rate of 4.28%; volatility of 127.32%; no dividends; an expected life of 10 years; and an expected exercise price of $0.85. The Black-Scholes value was $0.82.

During the year ended December 31, 2004, the Company granted 2,400,000 non-qualified options to an individual in consideration of purchasing an initial 2,400,000 shares of common stock at a total unit price of $0.21 per unit. The purchase price of these units was allocated $0.18 per share and $0.03 per stock option. The options were valued using the Black-Scholes option pricing model using the following assumptions as required under SFAS No. 123: risk-free interest rate of 4%; volatility of 50%; no dividends; an expected life of no more than 1 year; and an expected exercise price of $0.21 for six months changing to $0.40 for a further six months. The 2,400,000 options were exercised within the first six months of the grant for a cash payment of $500,000. Because the options were granted in consideration of a capital investment, they are treated for accounting purposes as warrants attached to the stock.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2005	—	$—
Granted	2,400,000	0.21
Exercised	(2,400,000)	0.21
Outstanding at December 31, 2005	—	$—
Granted	—	—
Exercised	—	—
Outstanding at December 31, 2006	—	$—
Granted	460,000.85
Exercised	—	—
Outstanding at December 31, 2007	460,000.85
Options exercisable at December 31, 2007	235,000.85
Fair Market Value Per Share of Options Granted in 2007		$377,200

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases
On March 13, 2006, the Company entered into a new two-year lease for office space. In lieu of a security deposit, the Company in 2006 prepaid the entire amount of the lease, $57,600, which was then included in prepaid expenses in the financial statements. The unamortized prepaid balance at December 31, 2007 was $7,200.

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

No royalties have been earned or paid under either agreement at December 31, 2007 or 2006.