Form 10QSB
period 2008-03-31
ENERGENX, INC.
filed 2008-05-14
CIK 1289047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to
Commission file number     000-50739

ENERGENX, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-1044677
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

200 E. Commerce Loop, Post Falls, Idaho 83854
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

At May 12, 2008, the issuer had outstanding the indicated number of shares of common stock: 29,697,276.

Transitional Small Business Disclosure Format YES ☐ NO ☒

ENERGENX, INC.
INDEX

PART I. FINANCIAL INFORMATION

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$433,625	$532,545
Notes receivable	1,513	1,509
Prepaid expense	335	7,614
Total Current Assets	435,473	541,668

PROPERTY AND EQUIPMENT, NET	21,318	18,130

OTHER ASSETS
License, net of accumulated amortization	52,600	54,400
Patents, net of accumulated amortization	36,425	38,404
Total Other Assets	89,025	92,804

TOTAL ASSETS	$545,816	$652,602

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,612	$8,101
Accounts payable - related party		1,040
Interest payable		-
Interest payable-related party	-	-
Deposit on license	5,000	5,000
Deposit on common stock	-	-
Payroll taxes payable	2,623	4,024
Notes payable	-	-
Accrued payroll	-	-
Unclaimed property	6,599	6,599
Total Current Liabilities	19,834	24,764

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized,
29,697,276 and 29,697,276 shares issued and oustanding,
respectively	29,697	29,697
Additional paid-in capital	3,650,717	3,650,717
Deficit accumulated during development stage	(3,154,432)	(3,052,576)
Total Stockholders' Equity (Deficit)	525,982	627,838

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$545,816	$652,602

The accompanying notes are an integral part of these interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			From
			September 29,
	Three Months	Three Months	1999
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$7,075	-	$25,060

COST OF GOODS SOLD	6,680	-	8,363

GROSS PROFIT	395	-	16,697

OPERATING EXPENSES
Amortization and depreciation	5,723	5,890	141,557
Board of directors fees	-	-	388,000
Consulting	-	-	316,029
General and administrative	10,023	15,839	276,593
Legal and accounting	12,675	12,725	227,428
License and fees	-	15	107,539
Marketing	-	-	19,464
Rent	7,200	7,200	224,068
Research and development	42,109	42,589	685,824
Salaries and benefits	24,877	27,139	755,236
Travel	-	-	1,580
TOTAL OPERATING EXPENSES	102,607	111,397	3,143,318

LOSS FROM OPERATIONS	(102,212)	(111,397)	(3,126,621)

OTHER INCOME (EXPENSES)
Interest income	356	335	2,624
Other Income	-	-	853
Interest expense	-	-	(34,877)
Loss on disposal of asset	-	(21)	(1,730)
Gain on forgiveness of debt	-	1,000	5,319
TOTAL OTHER INCOME (EXPENSES)	356	1,314	(27,811)

LOSS BEFORE TAXES	(101,856)	(110,083)	(3,154,432)

INCOME TAXES	-		-

NET LOSS	$(101,856)	(110,083)	$(3,154,432)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (nil )	(nil )

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	29,697,276	29,697,276

The accompanying notes are an integral part of these interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			September 29,
	Three Months	Three Monthes	1999
	Ended	Ended	(Inception) to
	March 31,	March 31,	31-Mar
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,856)	$(110,083)	$(3,154,432)
Stock and options issued for directors fees		-	378,000
Stock issued for consulting fees		-	110,000
Stock issued for services		-	104,566
Stock issued for licensing fees		-	100,000
Stock issued for payment of interest		-	8,300
Gain on debt forgiveness		(1,000)	(4,319)
Loss on disposal of asset		21	1,827
Amortization and depreciation	5,723	5,890	141,561
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Decrease (increase) in note receivable	(4)	(220)	(1,513)
Decrease (increase) in prepaids	7,279	7,279	(335)
Decrease in deposits		-	5,000
Increase (decrease) in accounts payable	(3,529)	(5,624)	9,925
Increase (decrease) in accrued payroll		(35,000)	-
Increase (decrease) in payroll taxes payable	(1,401)	(23,648)	2,624
Increase (decrease) in inventory		-	-
Increase (decrease) in unclaimed property		-	6,599
Net cash used by operating activities	(93,788)	(162,385)	(2,292,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent			(79,151)
Cash paid for equipment purchased		(5,478)	(51,116)
Cash paid for leasehold improvements	(5,132)		(11,865)
Net cash used by investing activities	(5,132)	(5,478)	(142,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs		-	(62,130)
Merger and recapitalization costs		-	(4,300)
Proceeds from issuance of convertible debt		-	60,010
Proceeds from notes payable		-	199,610
Payment of notes payable		-	(111,542)
Increase in deposit on common stock		-	600,000
Proceeds from sale of common stock		500,000	2,186,306
Net cash provided by financing activities	-	500,000	2,867,954

Change in cash	(98,920)	332,137	433,625

Cash, beginning of period	532,545	169,451	-

Cash, end of period	$433,625	$501,588	$433,625
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$	$-	$
Income taxes paid	$-	$-	$

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000

The accompanying notes are an integral part of these interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at March 31, 2008 and 2007 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $333,625 and $432,545, respectively.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and December 31, 2007.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,154,432 through March 31, 2008 and has a history of recurring losses. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has developed technology that if proven will result in a marketable product. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $500,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company annually reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the period ended March 31, 2008 and 2007 were $42,109 and $42,589, respectively. Salaries for those employees directly involved in research and development are included in research and development expense.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years. Depreciation expense for the periods ended March 31, 2008 and December 31, 2007 was $1,262 and $7,501, respectively.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	March 31,		December 31,
	2008		2007
Machinery	$35,379	$	$ 35,379
Office Furniture and Equipment	18,963		18,963
Leasehold Improvements	10,423		5,292
	64,766		59,634
Less Accumulated Depreciation	(43,448)		(41,504)
Property and Equipment - Net	$21,318	$	$ 18,130

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 - PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years. The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending, and amortization expense:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68500	$19,076	$49,424
2005 Activity	—	6,850	—
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity	1,450	6,907	—
Balance, December 31, 2006	$69,950	$32,833	$37,117
2007 Activity	9,201	7,915
Balance, December 31, 2007	79,151	40,748	38,404
2008 Activity	—	1,979	—
Balance, March 31, 2008	79,151	42,727	36,380

The amortization expense for the periods ended March 31, 2008 and 2007 were $1,979 and $1,908 respectively.

NOTE 5 - TECHNOLOGY LICENSES

The Company aquired two technology licenses from an officer/director in 1999 and 2001. The Company is amortizing these licenses over fifteen years using the straight-line method. The technology licenses relate to the design of the back EMF permanent electromagnetic motor generator. The amortization expense for the periods ended March 31, 2008 and 2007 were $1,800 and $1,800 respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the company purchased a piece of testing equipment in the amount of approximately $1,509, for which it will be reimbursed by GTG Corporation. The principal shareholder of GTG is also a director of the Company.

For additional related party transactions, see Notes 5.

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 - CAPITAL STOCK

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

ENERGENX, INC.
(A Development Stage Company)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008

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

During the period ended March 31, 2008, the Company did not issue any stock.

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

General

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

Concerning the battery charger/rejuvenators, product research will continue on improving efficiency. We will continue our development of variations of the charger/rejuvenators for specific markets to accommodate various volt applications with a wide range of capacity requirements. In June 2007 we delivered a new golf cart version of the 36/48 volt of our battery charger/rejuvenator to GTG Corp. also for in-house testing and potentially for further UL assessment, testing and certification. In addition, in May 2007 we completed development of a 12 volt battery charger. During 2007 we sold 139 of the 12 volt battery chargers to Renaissance Charger LLC who is undertaking in-house testing and sample marketing of these battery chargers, which resulted in the recognition of $17,985 of revenue for the year ending December 31, 2007. Depending on the results of the in-house testing being undertaken by Renaissance Charger LLC, Energenx and Renaissance may enter into a joint venture relationship involving the sale and market testing of other charger/rejuvenators and solar/wind charge control units.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order battery charger/rejuvenators. As mentioned above, we did generate revenues from the sale of 139 of our 12 volt battery charger units to Renaissance Charger LLC during 2007. We cannot assure you that GTG Corp. will order any charger/rejuvenators from us in 2008 or ever, that GTG Corp. or Renaissance Charger LLC will order additional charger/rejuvenators, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive orders for the battery charger/rejuvenators from GTG Corp. Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment. Such equipment purchases are likely to be in the range of $100,000 for the next twelve months if the need arises. We may also need to hire up to three more employees if we receive orders from GTG Corp. We intend to contract out the bulk of the manufacturing of the hybrid modules, with final testing, potting and packaging of the hybrid modules to be done in house.

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

Liquidity and Capital Resources

As of March 31, 2008, we had $433,625 in cash and cash equivalents as compared to $532,545 in cash and cash equivalents at December 31, 2007. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the three months ended March 31, 2008 was $93,787 resulting in a net loss of $101,855.

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

As mentioned above, we may generate revenue from GTG Corp. if they order Potential hybrid modules under our license agreement or if Renaissance Charge purchases more of our chargers. We cannot at this time assure you that those orders will occur or revenues will be generated in fiscal year 2008, if at all.

We believe that we have sufficient capital resources to finance our plan of operation at least through the first quarter of 2009. However, this is a forward-looking statement, and there may be changes that could consume available resources before the end of the year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We may need to raise additional capital or generate additional revenue to complete our development of product variations on our battery charger/rejuvenators, our hybrid electromagnetic motor/generator product candidate and our charge control unit. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the first quarter of 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all. If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

Critical Accounting Policies and Estimates

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

Item 3A(T). Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-QSB, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to fundamental elements of an effective control environment described in the 2007 Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting because of the timing of the filing of Form 10-KSB in relation to the filing of the Form 10-QSB, there was insufficient time for us to implement any material changes in internal control over financial reporting.

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

Dated: May 12, 2008.
ENERGENX, INC.

By: /s/ Gary A. Bedini
Gary A. Bedini
President and Chief Executive Officer

By: /s/ Rick M. Street
Rick M. Street
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)