Form 10-Q
period 2008-06-30
ENERGENX, INC.
filed 2008-08-14
CIK 1289047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-50739
(Commission file number)

ENERGENX INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1044677
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

6200 E. Commerce Loop, Post Falls, Idaho 83854323
(Address of principal executive offices)

(208) 665-5553
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

On August 12, 2008, 29,697,276 shares of the registrant's common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEET

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$298,262	$532,545
Inventory	19,701
Notes receivable	1,509	1,509
Prepaid expense	38,618	7,614
Total Current Assets	358,090	541,668

PROPERTY AND EQUIPMENT, NET	19,144	18,130

OTHER ASSETS
License, net of accumulated amortization	50,800	54,400
Patents, net of accumulated amortization	34,446	38,404
Total Other Assets	85,246	92,804

TOTAL ASSETS	$462,480	$652,602

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,741	$8,101
Accounts payable - related party	-	1,040
Customer deposits	12,900	-
Deposit on license	5,000	5,000
Payroll taxes payable	1,553	4,024
Accrued payroll	7,612	-
Unclaimed property	6,599	6,599
Total Current Liabilities	41,405	24,764

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized, 29,697,276 and 29,697,276 shares issued and oustanding, respectively	29,697	29,697
Additional paid-in capital	3,650,717	3,650,717
Deficit accumulated during development stage	(3,259,339)	(3,052,576)
Total Stockholders' Equity (Deficit)	421,075	627,838

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$462,480	$652,602

The accompanying notes are an integral part of these interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From	From
					September 29,	September 29,
	Three Months	Three Months	Six Months	Six Months	1999	1999
	Ended	Ended	Ended	Ended	(Inception) to	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,	Dec 31
	2008	2007	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$16,756	3,735	$23,831	3,735	$41,816	17,985

COST OF GOODS SOLD	10,290	869	16,971	869	18,654	1,683

GROSS PROFIT	6,466	2,866	6,860	2,866	23,162	16,302

OPERATING EXPENSES
Amortization and depreciation	5,953	5,978	11,676	11,868	147,510	135,834
Board of directors fees	-	-	-	-	388,000	388,000
Consulting	-	-	-	-	316,029	316,029
General and administrative	14,569	18,299	24,592	34,029	291,162	266,570
Legal and accounting	25,256	23,482	37,931	36,206	252,684	214,753
License and fees	86	1,527	86	1,651	107,625	107,539
Marketing	-	-	-	-	19,464	19,464
Rent	7,700	7,200	14,900	14,400	231,768	216,868
Research and development	33,231	39,860	75,339	82,449	719,054	643,715
Salaries and benefits	24,961	23,170	49,839	50,310	780,198	730,359
Travel	-	-		-	1,580	1,580
TOTAL OPERATING EXPENSES	111,756	119,516	214,363	230,913	3,255,074	3,040,711

LOSS FROM OPERATIONS	(105,290)	(116,650)	(207,503)	(228,047)	(3,231,912)	(3,024,409)

OTHER INCOME (EXPENSES)
Interest income	384	637	740	972	3,008	2,268
Other income	-	-	-	-	853	853
Interest expense	-	-	-	-	(34,877)	(34,877)
Loss on disposal of asset	-	-	-	(21)	(1,730)	(1,730)
Gain on forgiveness of debt	-	-	-	1,000	5,319	5,319
TOTAL OTHER INCOME (EXPENSES)	384	637	740	1,951	(27,427)	(28,167)

LOSS BEFORE TAXES	(104,906)	(116,013)	(206,763)	(226,096)	(3,259,339)	(3,052,576)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(104,906)	(116,013)	$(206,763)	(226,096)	$(3,259,339)	(3,052,576)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	nil	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	29,697,000	29,697,000	29,697,000	29,697,000

The accompanying notes are an integral part of these interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			September 29,
	Six Months	Six Months	1999
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,763)	$(226,096)	$(3,259,339)
Stock and options issued for directors fees	-	-	378,000
Stock issued for consulting fees	-	-	110,000
Stock issued for services	-	-	104,566
Stock issued for licensing fees	-	-	100,000
Stock issued for payment of interest	-	-	8,300
Gain on debt forgiveness	-	(1,000)	(4,319)
Loss on disposal of asset	-	21	1,827
Amortization and depreciation	11,676	11,868	147,514
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Decrease (increase) in note receivable	-	(1,068)	(1,509)
Decrease (increase) in prepaids	(31,004)	14,557	(38,618)
Decrease in deposits	-	-	5,000
Decrease (increase) in inventory	(19,701)		(19,701)
Increase (decrease) in interest payable	-	(5,281)
Increase (decrease) in accounts payable	(1,400)	(3,739)	12,054
Increase (decrease) in accrued payroll	7,612	(27,964)	7,612
Increase (decrease) in payroll taxes payable	(2,471)	(23,253)	1,554
Increase (decrease) in customer deposits	12,900	-	12,900
Increase (decrease) in unclaimed property	-	-	6,599
Net cash used by operating activities	(229,151)	(261,955)	(2,427,560)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent			(79,151)
Cash paid for equipment purchased	-	(5,981)	(51,116)
Cash paid for leasehold improvements	(5,132)	-	(11,865)
Net cash used by investing activities	(5,132)	(5,981)	(142,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	-	-	(62,130)
Merger and recapitalization costs	-	-	(4,300)
Proceeds from issuance of convertible debt	-	-	60,010
Proceeds from notes payable	-	-	199,610
Payment of notes payable	-	-	(111,542)
Increase in deposit on common stock	-	-	600,000
Proceeds from sale of common stock	-	500,000	2,186,306
Net cash provided by financing activities	-	500,000	2,867,954

Change in cash	(234,283)	232,064	298,262

Cash, beginning of period	532,545	499,235	-

Cash, end of period	$298,262	$731,299	$298,262

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$2,607	$
Income taxes paid	$-	$-	$

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$-	$-	$3,612
Common stock issued for debt	$-	$-	$198,060
Common stock issued for technology license	$-	$-	$58,000
Common stock issued for deposit	$	$	$600,000
Purchased patent included in accounts payable	$	$	$6,374
Satisfaction of debt through note receivable	$	$	$660

The accompanying notes are an integral part of these interim financial statements.

ENERGENX, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Accounting Pronouncements
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

ENERGENX, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at June 30, 2008 and 2007 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $195,910 and $531,328, respectively.

Cost of Sales
Cost of sales consist of the cost of raw material, direct labor, commissions, inbound shipping charges, and packaging supplies.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008 and December 31, 2007.

Going Concern
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,259,339 through June 30, 2008 and has a history of recurring losses. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has developed technology that if proven will result in a marketable product. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $500,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

ENERGENX, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

Inventory
The Company records inventories at the lower of cost or market on an average cost basis.

	June 30, 2008	June 30, 2007
Raw Materials	$3,852	-
Work-in-Process	$10,361	-
Finished Goods	$5,488	-
	$19,701	$-

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company annually reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the period ended June 30, 2008 and 2007 were $75,339 and $82,449, respectively. Salaries for those employees directly involved in research and development are included in research and development expense.

Revenue Recognition
Revenue is recorded when the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectability is reasonably assured or probable.

Product sales revenue is recognized when title and risk of loss have passed to the buyer. According to the Company’s terms of sale, title and risk of loss pass to the customer upon delivery to the carrier.

Royalties will be recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

NOTE 3 - PREPAID EXPENSE

Prepaid expenses at June 30, 2008 includes the prepayment of a commercial lease.
During the period ended June 30, 2008, the Company renewed its office space lease for one year and prepaid the entire amount of the lease, $34,800.  During the six months ended June 30, 2007, the Company expensed $2,900. The unamortized prepaid balance at June 30, 2007 was $31,900.

Also during the period ended June 30, 2008, the Company prepaid its insurance for the period July 5, 2008 to July 5, 2009 in the amount of $6,461.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years. Depreciation expense for the periods ended June 30, 2008 and December 31, 2007 was $2,528 and $7,501, respectively.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	March 31,	December 31,
	2008	2007
Machinery	$35,379	$35,379
Office Furniture and Equipment	18,963	18,963
Leasehold Improvements	10,423	5,292
	64,766	59,634
Less Accumulated Depreciation	(45,622)	(41,504)
Property and Equipment - Net	$19,144	$18,130

ENERGENX, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 5 - PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years. The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending, and amortization expense:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68500	$19,076	$49,424
2005 Activity	—	6,850	—
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity	1,450	6,907	—
Balance, December 31, 2006	$69,950	$32,833	$37,117
2007 Activity	9,201	7,915
Balance, December 31, 2007	79,151	40,748	38,404
2008 Activity	—	3,957	—
Balance, June 30, 2008	79,151	44,705	34,446

The amortization expense for the periods ended June 30, 2008 and 2007 were $3,957 and $3,820 respectively.

NOTE 6 - TECHNOLOGY LICENSES

The Company aquired two technology licenses from an officer/director in 1999 and 2001. The Company is amortizing these licenses over fifteen years using the straight-line method. The technology licenses relate to the design of the back EMF permanent electromagnetic motor generator. The amortization expense for the periods ended March 31, 2008 and 2007 were $3,600 and $3,600 respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the company purchased a piece of testing equipment in the amount of approximately $1,509, for which it will be reimbursed by GTG Corporation. The principal shareholder of GTG is also a director of the Company.

NOTE 8 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001. As of December 31, 2007 and 2006, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001. All shares have equal voting rights, are non-assessable and have one vote per share.

ENERGENX, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

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

During the year ended December 31, 2006, the Company issued 400,000 shares of common stock at $0.50 per share for cash of $200,000.

During the year ended December 31, 2007, the Company issued 2,200,000 shares of common stock at $0.50 per share for cash of $1,100,000.

During the period ended June 30, 2008, the Company did not issue any stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING AMONG OTHERS, THE RISK THAT OUR PRODUCT DEVELOPMENT PROGRAMS WILL NOT PROVE SUCCESSFUL, THAT WE WILL NOT BE ABLE TO OBTAIN FINANCING TO COMPLETE ANY FUTURE PRODUCT DEVELOPMENT, THAT OUR PRODUCTS WILL NOT PROVE COMPETITVE IN THEIR MARKETS. THESE RISKS AND OTHERS ARE MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-KSB. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

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

Product Research and Development Plans

On May 9, 2008, we signed a Test Market Program agreement with Classic Electrics, LLC under which we, in joint cooperation with Classic Electrics, will produce the first of a series of electric car batteries which will be manufactured by Energenx. The parties intend to enter into a finalized OEM agreement after an initial market testing period of one year to produce an OEM after-market electric car battery charger. Classic Electrics will do the initial market testing through its preexisting network and with additional marketing efforts. Energenx will design and manufacture the battery chargers, and provide such chargers to Classic Electrics on an agreed pricing schedule along with a one year limited manufacturers warranty and technical support.

Our current plan of operation for the next 12 months primarily involves meeting any demand for our battery charger/rejuvenator products from Renaissance Charger, LLC, GTG Corp., and Classic Electrics, LLC, and research and development activities on battery charger/rejuvenator and charge control unit products.

Concerning the battery charger/rejuvenators, product research will continue on improving efficiency. We will continue our development of variations of the charger/rejuvenators for specific markets to accommodate various volt applications with a wide range of capacity requirements. This will include the new battery chargers for electric cars for the market testing program with Classic Electrics. We are also currently developing a new charger for electric motorcycles which will charge batteries in the range from 12 to 72 volts. We plan to do additional market testing once this electric motorcycle battery charger product is finalized.

In June 2007 we delivered a new golf cart version of the 36/48 volt of our battery charger/rejuvenator to GTG Corp. also for in-house testing and potentially for further UL assessment, testing and certification. In addition, in May 2007 we completed development of a 12 volt battery charger. We have not received any purchase orders from GTG Corp. for battery charger/rejuvenators to date.

During 2007 we sold 139 of the 12 volt battery chargers to Renaissance Charger LLC who is undertaking in-house testing and sample marketing of these battery chargers, which resulted in the recognition of $17,985 of revenue for the year ending December 31, 2007. Energenx and Renaissance have been operating under an informal joint venture relationship involving the sale and market testing of other charger/rejuvenators and solar/wind charge control units which has generated revenues for Energenx in 2008. For the first six months of 2008, Energenx has sold 73 chargers to Renaissance Charge, which resulted in the recognition of $14,765 of revenue for the six months ending June 30, 2008. In addition, sales of chargers for car batteries to individual customers generated $9,065 in revenue for the first six months of 2008.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order battery charger/rejuvenators, or pursuant to our Test Market Program with Electric Classics if they order electric car battery chargers. As mentioned above, we did generate revenues from the sale of 139 of our 12 volt battery charger units to Renaissance Charger LLC during 2007, and sales of 73 chargers to Renaissance Charger during the first six months of 2008. We cannot assure you that GTG Corp. or Classic Electrics will order any charger/rejuvenators from us in 2008 or ever, that Renaissance Charger LLC will order additional charger/rejuvenators, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

Concerning the further development of our electromagnetic motor/generator battery system, we intend to improve the current system and design larger scale systems that may allow us to generate larger amounts of energy that can be utilized to charge multiple banks of batteries.

While we have no plans to relocate our current research facility within the next twelve months, equipment purchases will be necessary if we receive a significant volume of orders for the battery charger/rejuvenators from Renaissance Charger, Classic Electrics and/or GTG Corp. Such equipment would include test equipment, oscilloscopes, analyzers, soldiering stations, and packaging equipment. Such equipment purchases are likely to be in the range of $100,000 for the next twelve months if the need arises and assuming the availability of capital resources. We may also need to hire up to three more employees if we receive a significant volume of orders from GTG Corp., Renaissance Charger, or Classic Electrics. We intend to contract out the bulk of the manufacturing of the hybrid modules for GTG Corp., with final testing, potting and packaging of the hybrid modules to be done in house.

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

Liquidity and Capital Resources

As of June 30, 2008, we had $298,262 in cash and cash equivalents as compared to $532,545 in cash and cash equivalents at December 31, 2007. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the six months ended June 30, 2008 was $229,151 resulting in a net loss of $206,684. During the three months and six months ended June 30, 2008, we had revenues of $16,756 and $23,831 respectively as compared to revenues of $3,735 for the three and six month period, respectively, ending June 30, 2007. The revenues in 2008 were derived largely from sales of our battery charging products to Renaissance Charge, LLC.

Our current real estate lease is on a two year renewal basis. Under the terms of an addendum to the lease agreement, during the quarter ending June 30, 2008 we renewed our office space lease at a new monthly rental rate of $2,900 for one year and prepaid the entire amount of the lease, in the amount of $34,800. In addition, during the quarter we also prepaid our commercial general liability insurance for a one year period ending July 5, 2009 in the amount of $6,461.

We plan to finance our needs principally from the following:

•	our existing capital resources and interest earned on that capital;

•	revenues from purchase of Potential modules by GTG Corp., if any;

•	revenues from sale of chargers to Renaissance Charge, LLC or Classic Electrics, LLC, if any;

•	royalty income, if any, from product sales by GTG Corp.;

•	through future private placement financing.

As mentioned above, we may generate revenue from GTG Corp. if they order Potential hybrid modules under our license agreement, from Classic Electrics if they order electric car chargers under the Test Market Program or if Renaissance Charge purchases more of our chargers. We cannot at this time assure you that those orders will occur or revenues will be generated in the second half of 2008, if at all.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to fundamental elements of an effective control environment described in the 2007 Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

During the quarter ended June 30, 2008, our board of directors formed an audit committee initially made up of the two directors who are not members of our management and such audit committee was involved in the review of this quarterly report and the financial statements. Our board of directors also adopted a Code of Ethics applicable to all officers, directors and employees.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 1A.	Risk Factors

There have been no material changes from the disclosure provided in Part 1, Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

10.1	Addendum to Lease Agreement between Powderhorn Properties, LLC and Energenx, Inc. dated June 1, 2008

10.2	Test Market Program agreement between Classic Electrics, LLC and Energenx, Inc. dated May 9, 2008

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energenx, Inc.

August 12, 2008	By:	/s/ Gary Bedini
Gary Bedini President and Chief Executive Officer (Principal Executive Officer)

August 12, 2008	By:	/s/ Rick Street
Rick Street Chief Financial Officer (Principal Financial and Accounting Officer)