Form 10-Q
period 2008-09-30
ENERGENX, INC.
filed 2008-11-14
CIK 1289047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

On November 12, 2008, 29,697,276 shares of the registrant's common stock were outstanding.

ENERGENX, INC.
BALANCE SHEET
(UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ENERGENX, INC.
(A Development Stage Company)
BALANCE SHEET

	September 30,
	2008	December 31,
	(unaudited)	2007
ASSETS

CURRENT ASSETS
Cash	$215,466	$532,545
Accounts receviable		—
Inventory	18,062
Notes receivable	1,509	1,509
Prepaid expense	28,224	7,614
Total Current Assets	263,261	541,668

PROPERTY AND EQUIPMENT, NET	16,970	18,130

OTHER ASSETS
License, net of accumulated amortization	49,000	54,400
Patents, net of accumulated amortization	32,467	38,404
Total Other Assets	81,467	92,804

TOTAL ASSETS	$361,698	$652,602

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,320	$8,101
Accounts payable - related party	—	1,040
Customer deposits	10,701	—
Deposit on license	5,000	5,000
Payroll taxes payable	1,829	4,024
Unclaimed property	6,599	6,599
Total Current Liabilities	27,449	24,764

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 29,697,276 and 29,697,276 shares issued and oustanding, respectively	29,697	29,697
Additional paid-in capital	3,650,717	3,650,717
Deficit accumulated during development stage	(3,346,165)	(3,052,576)
Total Stockholders' Equity (Deficit)	334,249	627,838

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$361,698	$652,602

The accompanying notes are an integral part of these interim financial statements.

ENERGENX, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended Septembe 30,	Nine Months Ended Septembe 30,	From September 29, 1999 (Inception) to September 30,
		2008	2007	2008	2007	2008
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES		$34,642	—	$58,496	3,735	$76,481

COST OF GOODS SOLD		20,349	—	37,319	869	39,002

GROSS PROFIT		14,293	—	21,177	2,866	37,479

OPERATING EXPENSES
Amortization and depreciation		5,953	5,896	17,628	17,764	153,462
Board of directors fees		—	—	—	—	388,000
Consulting		—	—	—	—	316,029
General and administrative		13,816	9,861	38,431	44,453	305,001
Legal and accounting		7,021	8,201	44,952	44,408	259,705
License and fees		125	—	211	15	107,750
Marketing		—	—	—	—	19,464
Rent		8,700	7,200	23,600	21,600	240,468
Research and development		40,534	40,180	115,873	119,770	759,588
Salaries and benefits		25,285	16,487	75,124	69,736	805,483
Travel		—	—	—	990	1,580
TOTAL OPERATING EXPENSES		101,434	87,825	315,819	318,736	3,356,530

LOSS FROM OPERATIONS		(87,141)	(87,825)	(294,642)	(315,870)	(3,319,051)

OTHER INCOME (EXPENSES)
Interest income		313	630	1,053	1,602	3,321
Other income		—	—	—	—	853
Interest expense		—	—	—	—	(34,877)
Loss on disposal of asset		—	—	—	(21)	(1,730)
Gain on forgiveness of debt		—	—	—	1,000	5,319
TOTAL OTHER INCOME (EXPENSES)		313	630	#1,053	2,581	#(27,114)

LOSS BEFORE TAXES		(86,828)	(87,195)	(293,589)	(313,289)	(3,346,165)

INCOME TAXES		—	—	—	—	—

NET LOSS		$(86,828)	(87,195)	$(293,589)	(313,289)	$(3,346,165)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	nil	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		29,697,276	29,697,276	29,697,276	29,697,276

The accompanying notes are an integral part of these interim financial statements.

ENERGENX, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

ENERGENX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
			September 29,
	Nine Months	Nine Months	1999
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(293,589)	$(313,289)	$(3,346,165)
Stock and options issued for directors fees	—	—	378,000
Stock issued for consulting fees	—	—	110,000
Stock issued for services	—	—	104,566
Stock issued for licensing fees	—	—	100,000
Stock issued for payment of interest	—	—	8,300
Gain on debt forgiveness	—	(1,000)	(4,319)
Loss on disposal of asset	—	21	1,827
Amortization and depreciation	17,628	17,764	153,466
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Decrease (increase) in note receivable	—	(990)	(1,509)
Decrease (increase) in prepaids	(20,610)	21,836	(28,224)
Decrease in deposits	—	—	5,000
Decrease (increase) in inventory	(18,062)		(18,062)
Increase (decrease) in interest payable	—	(5,281)
Increase (decrease) in accounts payable	(5,820)	399	7,634
Increase (decrease) in accrued payroll	—	(35,000)	—
Increase (decrease) in payroll taxes payable	(2,195)	(24,905)	1,830
Increase (decrease) in customer deposits	10,701	—	10,701
Increase (decrease) in unclaimed property	—	—	6,599
Net cash used by operating activities	(311,947)	(340,445)	(2,510,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for patent		(6,374)	(79,151)
Cash paid for equipment purchased	—	(6,140)	(51,116)
Cash paid for leasehold improvements	(5,132)	—	(11,865)
Net cash used by investing activities	(5,132)	(12,514)	(142,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for stock offering costs	—	—	(62,130)
Merger and recapitalization costs	—	—	(4,300)
Proceeds from issuance of convertible debt	—	—	60,010
Proceeds from notes payable	—	—	199,610
Payment of notes payable	—	—	(111,542)
Increase in deposit on common stock	—	—	600,000
Proceeds from sale of common stock	—	500,000	2,186,306
Net cash provided by financing activities	—	500,000	2,867,954

Change in cash	(317,079)	147,041	215,466

Cash, beginning of period	532,545	499,235	—

Cash, end of period	$215,466	$646,276	$215,466

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$2,607	$
Income taxes paid	$—	$—	$

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for equipment	$—	$—	$3,612
Common stock issued for debt	$—	$—	$198,060
Common stock issued for technology license	$—	$—	$58,000
Common stock issued for deposit		$ $ 600,000	$600,000
Purchased patent included in accounts payable		$ $ 6,374	$6,374
Satisfaction of debt through note receivable		$ $ 660	$660

The accompanying notes are an integral part of these interim financial statements.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation SK as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Concentration of Credit Risk

The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at September 30, 2008 and 2007 the Company’s cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $0 and $546,276, respectively.

Cost of Sales

Cost of sales consists of the cost of raw material, direct labor, commissions, inbound shipping charges, and packaging supplies.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, notes receivable, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2008 and December 31, 2007.

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,346,165 through September 30, 2008 and has a history of recurring losses. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has developed technology that has resulted in a marketable product, but sales have been limited at this time. Management is currently seeking new sales markets, which if successful will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Management believes $500,000 is needed to finance the plan of operation for at least the next twelve months. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

Inventory

The Company records inventories at the lower of cost or market on an average cost basis.

	September 30, 2008	September 30, 2007
Raw Materials	$1,370	—
Work-in-Process	$8,270	—
Finished Goods	$8,422	—
	$18,062	$—

Prepaid Expense

Prepaid expense includes rent, insurance, and security.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 10 years, of the related asset. The Company annually reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.  Research and development expenses for the period ended September 30, 2008 and 2007 were $115,873 and $119,770, respectively. Salaries for those employees directly involved in research and development are included in research and development expense.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful lives of the assets are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the expected useful lives of the assets of 5 to 7 years. Depreciation expense for the periods ended September 30, 2008 and December 31, 2007 was $6,292 and $7,501, respectively.

Following is a summary of property, equipment, leasehold improvement, and accumulated depreciation:

	September 31, 2008	December 31, 2007
Machinery	$35,379	$35,379
Office Furniture and Equipment	18,963	18,963
Leasehold Improvements	10,423	5,292
	64,766	59,634
Less Accumulated Depreciation	(47,796)	(41,504)
Property and Equipment - Net	$16,970	$18,130

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
NOTE 4 - PATENTS

Costs relating to the development and approval of patents, other than research and development costs which are expensed, are capitalized and amortized using the straight-line method over ten years. The Company’s patents relate to the creation of an EMF permanent electromagnetic motor generator.

The following is a summary of the costs of patents and patents pending, and amortization expense:

	Cost	Accumulated Amortization	Net Amount
Balance, December 31, 2004	$68,500	$19,076	$49,424
2005 Activity	—	6,850	—
Balance, December 31, 2005	68,500	25,926	42,574
2006 Activity	1,450	6,907	—
Balance, December 31, 2006	$69,950	$32,833	$37,117
2007 Activity	9,201	7,915
Balance, December 31, 2007	79,151	40,748	38,404
2008 Activity	—	5,936	—
Balance, September 30, 2008	79,151	46,684	32,467

The amortization expense for the periods ended September 30, 2008 and 2007 were $5,936 and $5,728 respectively.

NOTE 5 - TECHNOLOGY LICENSES

The Company aquired two technology licenses from an officer/director in 1999 and 2001. The Company is amortizing these licenses over fifteen years using the straight-line method. The technology licenses relate to the design of the back EMF permanent electromagnetic motor generator. The amortization expense for the periods ended September 30, 2008 and 2007 were $5,400 and $5,400 respectively.

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

ENERGENX, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

During the period ended September 30, 2008, the Company did not issue any stock..

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

Product Research and Development Plans

On May 9, 2008, we signed a Test Market Program agreement with Classic Electrics, LLC under which we, in joint cooperation with Classic Electrics, will produce the first of a series of electric car battery chargers which will be manufactured by Energenx. The parties intend to enter into a finalized OEM agreement after an initial market testing period of one year to produce an OEM after-market electric car battery charger. Classic Electrics will do the initial market testing through its preexisting network and with additional marketing efforts. Energenx will design and manufacture the battery chargers, and provide such chargers to Classic Electrics on an agreed pricing schedule along with a one year limited manufacturers warranty and technical support.

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

During 2007 we sold 139 of the 12 volt battery chargers to Renaissance Charger LLC who is undertaking in-house testing and sample marketing of these battery chargers, which resulted in the recognition of $17,985 of revenue for the year ending December 31, 2007. Energenx and Renaissance have been operating under an informal joint venture relationship involving the sale and market testing of other charger/rejuvenators and solar/wind charge control units which has generated revenues for Energenx in 2008. For the first nine months of 2008, Energenx has sold 209 chargers to Renaissance Charge and a few to individual purchasers, which resulted in the recognition of $58,005 of revenue for the nine months ending June 30, 2008.

We may generate revenues pursuant to our Exclusive Technology License Agreement with GTG Corp. if they order battery charger/rejuvenators, or pursuant to our Test Market Program with Electric Classics if they order electric car battery chargers. As mentioned above, we did generate revenues from the sale of 139 of our 12 volt battery charger units to Renaissance Charger LLC during 2007, and sales of 209 chargers to Renaissance Charger and to individual purchasers during the first nine months of 2008. We cannot assure you that GTG Corp. or Classic Electrics will order any charger/rejuvenators from us in 2008 or ever, that Renaissance Charger LLC will order additional charger/rejuvenators, that licensed battery charger products will ever reach the market giving rise to royalty payments or that additional revenues from patent licensing will be generated.

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

Liquidity and Capital Resources

As of September 30, 2008, we had $215,466 in cash and cash equivalents as compared to $532,545 in cash and cash equivalents at December 31, 2007. We do not have any available lines of credit. Since inception we have financed our operations from private placements of equity securities and loans from shareholders.

Net cash used in operating activities during the nine months ended September 30, 2008 was $311,947 resulting in a net loss of $293,589. During the three months and nine months ended September 30, 2008, we had revenues of $34,642 and $58,496 respectively as compared to revenues of $0 and $3,735 for the three and nine month period, respectively, ending September 30, 2007. The revenues in 2008 were derived largely from sales of our battery charging products to Renaissance Charge, LLC.

Our current real estate lease is on a two year renewal basis. Under the terms of an addendum to the lease agreement, during the quarter ending June 30, 2008 we renewed our office space lease at a new monthly rental rate of $2,900 for one year and prepaid the entire amount of the lease, in the amount of $34,800. In addition, during the quarter ended June 30, 2008 we also prepaid our commercial general liability insurance for a one year period ending July 5, 2009 in the amount of $6,461.

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

We believe that we have sufficient capital resources to finance our plan of operation, with cost cutting measures if necessary, at least through the third quarter of 2009. However, this is a forward-looking statement, and there may be changes that could consume available resources before the end of the year. Our long term capital requirements and the adequacy of our available funds will depend on many factors, including our reporting company costs, patent costs for filing, prosecuting, maintaining and defending our patent rights, among others.

We will need to raise additional capital or generate additional revenue to complete our development of product variations on our battery charger/rejuvenators, our hybrid electromagnetic motor/generator product candidate and our charge control unit. We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond the third quarter of 2009, that cost cutting measures, if any, will be effective in reducing expenditures while maintaining our revenues, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all. If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-QSB, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to fundamental elements of an effective control environment described in the 2007 Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

Energenx, Inc.

November 12, 2008	By:	/s/ Gary Bedini
Gary Bedini President and Chief Executive Officer (Principal Executive Officer)

November 12, 2008	By:	/s/ Rick Street
Rick Street Chief Financial Officer (Principal Financial and Accounting Officer)