Form 10-Q
period 2025-09-30
AI Technology Group Inc.
filed 2025-11-14
CIK 1289047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission File Number: 000-1289047

AI TECHNOLOGY GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1044677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 W Liberty St. Suite 880 Reno NV	89501
(Address of principal executive offices)	(Zip Code)

800-394-7440

(Registrant’s telephone number, including area code)

                                                     Energenx Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes      ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    No ☐

As of September 30, 2025, the Company had 1,603,413 common shares issued and outstanding.

2

AI TECHNOLOGY GROUP INC.

FINANCIAL STATEMENTS

(unaudited)

September 30, 2025

AI TECHNOLOGY GROUP INC.

BALANCE SHEET

(Unaudited)

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)

ASSETS

CURRENT ASSETS
Prepaid Expenses	$989	$5,445

TOTAL CURRENT ASSETS	$989	$5,445

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$8,790	$-
Due to related party (Note 4)	67,375	$46,732

TOTAL CURRENT LIABILITIES	76,165	46,732

COMMITMENTS AND CONTINGENCIES STOCKHOLDER’S EQUITY (DEFICIT)
Preferred Stock
Authorized
5,000,000 shares preferred stock $0.001 par value	-	-
Common stock
Authorized
600,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
1,603,413 shares of common stock	1,604	1,604
Additional paid in capital	4,311,953	4,311,953
Accumulated deficit	(4,388,733)	(4,354,844)

TOTAL STOCKHOLDER’S DEFICIT	(75,176)	(41,287)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$989	$5,445

The accompanying notes are an integral part of these financial statements.

AI TECHNOLOGY GROUP INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$29,628	$750	$33,889	$1,962

TOTAL OPERATING EXPENSES	(29,628)	(750)	(33,889)	(1,962)

NET LOSS	(29,628)	(750)	(33,889)	(1,962)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	1,603,413	1,603,413	1,603,413	1,603,413

The accompanying notes are an integral part of these financial statements.

AI TECHNOLOGY GROUP INC.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For the Nine months ended September 30, 2025

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2024	1,603,413	$1,604	$4,311,953	$4,354,844	$(41,287)
Net loss for the period ended March 31, 2025	-	-	-	(2,123)	(2,123)

Balance, March 31, 2025	1,603,413	$1,604	$4,311,953	$(4,356,967)	$(43,410)

Net loss for the period ended June 30, 2025	-	-	-	(2,138)	(2,138)

Balance, June 30, 2025	1,603,412	$1,604	$4,311,953	$(4,359,105)	$(45,548)

Net loss for the period ended September 30, 2025	-	-	-	(29,628)	(29,628)

Balance, September 30, 2025	1,603,413	$1,604	$4,311,953	$(4,388,733)	$(75,176)

AI TECHNOLOGY GROUP INC.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

For the Nine months ended September 30, 2024

(Unaudited)

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2023	1,603,413	$1,604	$4,311,953	$4,346,470	$(32,913)

Net loss for the period ended March 31, 2024	-	-	-	(609)	(609)

Balance, March 31, 2024	1,603,413	$1,604	$4,311,953	$(4,347,079)	$(33,522)

Net loss for the period ended June 30, 2024	-	-	-	(603)	(603)

Balance, June 30, 2024	1,603,413	$1,604	$4,311,953	$(4,347,682)	$(34,125)

Net loss for the period ended September 30, 2024				(750)	(750)

Balance, September 30, 2024	1,603,413	$1,604	$4,311,953	$(4,348,432)	$(34,875)

The accompanying notes are an integral part of these financial statements.

AI TECHNOLOGY GROUP INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(33,889)	$(1,962)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Accounts payable	8,790	-
Prepaid expenses	4,455	-
Changes in operating assets and liabilities	-	-

NET CASH USED IN OPERATING ACTIVITIES	(20,644)	(1,962)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	20,644	1,962

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,644	1,962

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AI TECHNOLOGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 29, 1999 under the laws of the State of Nevada.  The primary business purpose of the Company was to undertake research and development relating to an electromagnetic motor. The Company was in the development state.  The Fiscal year end of the corporation is December 31.

On June 1, 2001, the Company's board of directors executed a unanimous written consent to amend its articles of incorporation to provide that the name of the Company be changed from Bedini Technology, Inc. to Energenx Inc. On Sep 28, 2019 the name of the company was changed to Al Technology Group, Inc. and its trading symbol was changed from EENX to AIPG (hereinafter "AIPG" or the "Company").

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $4,388,733.  As at September 30, 2025 the Company has a working capital deficit of $75,176.  The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2024 included in the Company’s Form 10 filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

AI TECHNOLOGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of September 30, 2025, there were no common stock equivalents outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at September 30, 2025 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 600,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001. No preferred shares have been issued. No rights have been established on the preferred shares. A separated series of preferred share may be authorized by the Board of Directors and issued with rights superior to those of common shares.  Such superior rights may include rights to voting, distribution, dividends, and others.

On August 12, 2020 the Company did and 1:100 reverse stock split resulting the number of shares outstanding to become 698,872. On the same date 904,334 new shares were issued in exchange for the payoff of accounts payable.

As of September 30, 2025, total of 1,603,413 shares of common stock are outstanding

Effective on July 29,2025, a change in control occurred. Mr. Wan Jia Lin and Ms. Yuanmei Lin sold a total of 1,264,234 shares of the Company’s Common Stock representing 78.85 % of the total issued and outstanding Common Stock to a company controlled by Marcus Johnson the new president and director of the Company.

AI TECHNOLOGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2025 the CEO of the Company paid expenses of $20,644 on behalf of the Company. Total amount owed to the previous CEO as of September 30, 2025 is $67,375. The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

On July 29,2025, a change in control occurred. Mr. Wan Jia Lin and Ms. Yuanmei Lin sold a total of 1,264,234 shares of the Company’s Common Stock representing 78.85 % of the total issued and outstanding Common Stock to a company controlled Marcus Johnson the new president and director of the Company. In addition, the shareholder loan outstanding as of December 31, 2024 of $46,732 has been transferred to a company controlled by Mr. Johnson

On July 29, 2025, in connection with the change in control, Mr. Wan Jia Lin resigned as a Director and CEO and Ms. Yuanme Lin resigned as a Director and CFO. Mr. Marcus M. Jonson was appointed as Director, CEO and CFO.

NOTE 5 – PROPOSED ACQUISITION

AI Technology Group Inc. entered into a definitive agreement dated August 1 with Biomed360 Solutions Corp. and AVM Biotechnology Inc. (“AVM”) that contemplates the acquisition of AVM by AI through the issuance of shares of AI to the shareholders of AVM. The agreement also requires AI to provide certain convertible loans to AVM over the next several months prior to closing. Closing of this proposed transaction is subject to a number of conditions customary for transactions of this type. There is no assurance that this transaction will close. (Refer to the Company’s form 10 filed with SEC).

NOTE 6 – CORRECTION OR AN ERROR/PRIOR PERIOD RESTATEMENT

During this nine-month period ended September 30, 2025 and subsequent audit management incorrected recorded an expense and should have been recorded as prepaid expenses and were not properly posted. Per ASC 250-10 since the error correction is material and material to financial statements previously issued. Management is correcting the errors and restating previously issued financial statements.

Below are the tables of the September 30, 2025 accounts impacted by the correction of the error:

	Year Ended December 31, 2024
Balance Sheet	2024 Originally Reported	2024 Restated	Amount of Change
Prepaid expenses	-	5,445	(5,445)
Total Current Asset	-	5,445	(5,445)

Related parties	47,540	46,732	808

Common Stock	69,887	1,604	(68,283)
Additional Paid in Capital	4,243,670	4,311,953	68,284
Accumulated deficit	(4,361,097)	(4,354,844)	(6,253)
Total Stockholders’ deficit	(47,540)	(41,287)	(6,253)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the period on October 7, 2025 as part of the definitive Agreement entered into on August 1, 2025 by AI Technology Group Inc. (refer Note 5), which included Biomed360 Solutions Corp., the Company issued 27,958,695 restricted common shares to the shareholders of Biomed360 Solutions Corp.  No shares have been issued to AVM Biotechnology Inc. (“AVM”). The agreement also requires AI to provide certain convertible loans to AVM over the next several months prior to closing.  Closing of this proposed transaction is subject to a number of conditions customary for transactions of this type. There is no assurance that this transaction will close.

The Company has evaluated subsequent events through September 10, 2025 which is the date the financial statements were available to be issued. The Company had invoices paid on behalf of the Company by its president subsequent to the period of $18,996. Total amount owing to the Company’s president as of November 14, 2025 is $80,299.  The amounts due to related party are unsecured and non- interest-bearing with no set terms of repayment.

History of the Company

The Company was incorporated on September 29, 1999 under the laws of the State of Nevada.  The primary business purpose of the Company was to undertake research and development relating to an electromagnetic motor. The Company was in the development state.

On June 1, 2001, the Company’s board of directors executed a unanimous written consent to amend its articles of incorporation to provide that the name of the Company be changed from Bedini Technology, Inc. to Energenx Inc. On Sep 28, 2019 the name of the company was changed to Al Technology Group, Inc. and its trading symbol was changed from EENX to AIPG (hereinafter “AIPG” or the “Company”).

The Company was in the business of real estate development and focused on emerging markets. As of March 31, 2009, the Company has ceased operations, the value of all previously held properties have been impaired to reflect the current status.

On April 09, 2018, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Energenx, Inc., proper notice having been given to the officers and directors of Energenx, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

The Company has not yet generated any revenue from its operations and has generated no revenues unrelated to its operations. Expenses for the three months ended September 30, 2025, were $29,629 resulting in a net loss of $29,629 as compared to expenses for the three months ended September 30, 2024 of $750 resulting in a net loss of $750.

The net loss of $29,628 for the three months ended September 30, 2025 is a result of Office and general expenses of $29,628 consisting primarily of transfer agent fees of 1,062, filing fees of $1,581 Accounting fees of 13,800, Legal fees of $700, Consulting fees of $7,500 and OTC fees of 4,895 as compared to the net loss of $ 750 for the three months ended September 30, 2024 which was a result of Office and general expenses of $750 consisting primarily of transfer agent fees of $750.

The net loss of $33,889 for the nine months ended September 30, 2025 is a result of Office and general expenses of $33,889 consisting primarily of transfer agent fees of $2,353, filing fees of $1,581 Accounting fees of 13,800, Legal fees of $700, Consulting fees of $7,500 and OTC fees of 7,955 as compared to the net loss of $1,962 for the nine months ended September 30, 2024 which was a result of Office and general expenses of $1,962 consisting primarily of transfer agent fees of 1,962, filing fees of $Nil Accounting fees of $Nil, Legal fees of $Nil, Consulting fees of $Nil and OTC fees of $Nil.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others. We must raise cash to implement our strategy and stay in business.

For the period ended September 30, 2025 and September 30, 2024, the Company had cash of Nil and prepaid expense of $989 and $5,445 respectively. Total liabilities for the period ended September 30, 2025 were $76,165. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2025, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

(a) None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files

__________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AI Technology Group Inc. (Registrant)

Date: November 14, 2025	By:	/s/ Marcus Johnson
Marcus Johnson
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

