Form 10-Q/A
period 2025-09-30
AI Technology Group Inc.
filed 2025-11-20
CIK 1289047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    No ☒

As of September 30, 2025, the Company had 1,603,413 common shares issued and outstanding.

Explanatory Note

This amended Quarterly report on Form 10-Q is being filed by AI Technology Group Inc. (the “Company”) in order in order to comply with Section 12(g) under the Securities Exchange Act of 1934, as amended. The sole amendment to this Form 10-Q is confined to the cover page of this Form 10-Q indicating that the Company is a non-shell company.

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

AI Technology Group Inc. (Registrant)

Date: November 20, 2025	By:	/s/ Marcus Johnson
Marcus Johnson
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

